Form 10QSB
period 2000-09-30
CAMDEN MINES LTD
filed 2000-11-14
CIK 1104904

=====================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from           to

                  COMMISSION FILE NUMBER 333-35322

                      CAMDEN MINING CORPORATION
       (Exact name of registrant as specified in its charter)

NEVADA                                  88-0437644
(State of other jurisdiction            (IRS Employer Identification
of incorporation or organization)       Number)


                         1040 West Georgia
                             Suite 1160
                     Vancouver, British Columbia
                          Canada   V6E 4H1
              (Address of principal executive offices)

                           (604) 605-0885
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 5,451,850

=====================================================================

Board of Directors
Camden Mines Limited
Vancouver, BC
Canada

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Camden Mines Limited (an exploration stage enterprise) as of September 30, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended September 30, 2000, for the period from September 14, 1999 (inception) to September 30, 1999, and for the period from September 14, 1999 (inception) to September 30, 2000. All information included in these financial statements is the representation of the management of Camden Mines Limited.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period from September 14, 1999
(inception) to June 30, 2000 were audited by us and we expressed an unqualified opinion on it in our report dated August 7, 2000. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception on September 14, 1999. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

November 8, 2000

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS


                                        September 30,  June 30,
                                        2000           2000
                                        (Unaudited)
ASSETS
 CURRENT ASSETS
  Cash                                  $   54,279     $      586
                                        ----------     ----------
     Total Current Assets                   54,279            586
                                        ----------     ----------
 OTHER ASSETS
  Deposits                                     411            411
  Mining claims                                 54             54
                                        ----------     ----------
     Total Other Assets                        465            465
                                        ----------     ----------
     TOTAL ASSETS                       $   54,744     $    1,051
                                        ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
  Accounts payable                      $   15,573     $    1,300
  Accounts payable - related party           8,175          3,578
  Advances from a related party             13,148         13,148
                                        ----------     ----------
     Total Current Liabilities              36,896         18,026
                                        ----------     ----------
 COMMITMENTS AND CONTINGENCIES                  -              -
                                        ----------     ----------
 STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, 100,000,000 shares
   authorized, $0.00001 par value;
   5,051,825 and 4,500,000
   shares issued and outstanding,
   respectively                                 51             45
  Additional paid-in-capital               302,632        247,455
  Deficit accumulated during
   exploration stage                      (284,835)      (264,475)
                                        ----------     ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        17,848        (16,975)
                                        ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)         $   54,744     $    1,051
                                        ==========     ==========


       See accompanying notes and accountant's review report.

                        CAMDEN MINES LIMITED
                  (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS


                                             For the        For the
                                             Period From    Period From
                                             09/14/99       09/14/99
                              Three Months   (Inception)    (Inception)
                              Ended          to             to
                              09/30/00       09/30/99       09/30/00
                              (Unaudited)    (Unaudited)    (Unaudited)

REVENUES                      $      -       $       -      $       -
                              ---------      ----------     ----------
EXPENSES
 Consulting services
  provided by directors              -          245,462        245,462
 Rent                             1,209              -           2,030
 General and administrative       4,636              -           7,476
 Legal and accounting            13,073              -          27,086
 Stock transfer agent             1,442              -           1,442
 Mining exploration                  -               -           1,339
                              ---------      ----------     ----------
TOTAL EXPENSES                   20,360         245,462        284,835
                              ---------      ----------     ----------
LOSS FROM OPERATIONS            (20,360)       (245,462)      (284,835)

INCOME TAXES                         -               -              -
                              ---------      ----------     ----------
NET LOSS                      $ (20,360)     $ (245,462)    $ (284,835)
                              =========      ==========     ==========
NET LOSS PER COMMON SHARE,
 BASIC AND DILUTED            $     nil      $    (0.12)    $    (0.06)
                              =========      ==========     ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON STOCK SHARES
 OUTSTANDING, BASIC AND
 DILUTED                      4,556,962       2,058,824      4,536,937
                              =========      ==========     ==========












       See accompanying notes and accountant's review report.

                        CAMDEN MINES LIMITED
                  (AN EXPLORATION STAGE ENTERPRISE)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Deficit
                                                    Accumulated    Total
                          Common Stock  Additional  During         Stockholders'
                       Number           Paid-In     Exploration    Equity
                       of Shares Amount Capital     Stage          (Deficit)

Issuance of common stock
 for services and in
 payment of advances
 for approximately
 $0.055 per share      5,000,000  $ 50  $   274,950  $        -    $  275,000

Cancellation of common
 stock returned by
 directors for services
 and payment of advances
 for approximately
 $0.055 per share     (2,000,000)  (20)    (109,980)          -      (110,000)

Issuance of common stock
 for services and in
 payment of advances for
 approximately $0.055
 per share            1,500,000     15       82,485           -        82,500

Loss for period ending,
 June 30, 2000               -      -            -      (264,475)    (264,475)
                     ----------  -----   ----------   ----------   ----------
Balance,
 June 30, 2000       4,500,000      45      247,455     (264,475)     (16,975)

Issuance of common
 stock for $0.10
 per share             551,825       6       55,177           -        55,183

Loss for the three
 month period ending
 September 30, 2000         -       -            -       (20,360)     (20,360)
                    ----------   -----   ----------   ----------   ----------
Balance,
 September 30, 2000
 (Unaudited)        5,051,825    $  51   $  302,632   $ (284,835)  $   17,848
                   ==========    =====   ==========   ==========   ==========






       See accompanying notes and accountant's review report.

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

                                             For the        For the
                                             Period From    Period From
                              Three Months   09/14/99       09/14/99
                              Ended          (Inception)    (Inception)
                              09/30/00       09/30/99       09/30/00
                              (Unaudited)    (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                      $ (20,360)     $ (245,462)    $ (284,835)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
 Payment of expenses from
  issuance of stock                  -          245,462        245,462
 Increase in deposits                -               -            (411)
 Increase in accounts payable    14,273              -          15,573
 Increase in accounts
  payable - related party         4,597              -           8,175
                              ---------      ----------     ----------
Net cash (used) in
 operating activities            (1,490)             -         (16,036)
                              ---------      ----------     ----------
CASH FLOWS FROM
 INVESTING ACTIVITIES                -               -              -
                              ---------      ----------     ----------
CASH FLOWS FROM FINANCING
ACTIVITIES
 Proceeds from sale of
  common stock                   55,183              -          55,183
 Proceeds from related
  party advances                     -               -           1,984
 Proceeds from related
  party loans                        -               -          13,148
                              ---------      ----------     ----------
Net cash provided by
 financing activities            55,183              -          70,315
                              ---------      ----------     ----------
Change in cash                   53,693              -          54,279
Cash, beginning of period           586              -              -
                              ---------      ----------     ----------
Cash, end of period           $  54,279      $       -      $   54,279
                              =========      ==========     ==========
Supplemental disclosures:
 Interest paid                $      -       $       -      $       -
                              =========      ==========     ==========
 Income taxes paid            $      -       $       -      $       -
                              =========      ==========     ==========
NON-CASH TRANSACTIONS
 Stock issued in payment of
  consulting and other
  expenses                    $      -       $  245,462     $  245,462
 Stock issued in payment of
  advances                    $      -       $       -      $    1,984
 Stock issued in payment of
  mining claims               $      -       $       -      $       54

         See accompanying notes and accountant's review report.

                          CAMDEN MINES LIMITED
                   (AN EXPLORATION STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Camden Mines Limited (hereinafter "the Company") was incorporated on September 14, 1999 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Las Vegas, Nevada and in Vancouver, British Columbia. The Company's fiscal year end is June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements
The interim financial statements as of September 30, 2000 and for the three months ended September 30, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Exploration Stage Activities
The Company has been in the exploration stage since its formation in September 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company will actively prepare the site for extraction and enter a development stage.

                          CAMDEN MINES LIMITED
                   (AN EXPLORATION STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Valuation
Management has elected to value foreign currency transactions on the date the transaction concludes. The conversion is calculated by multiplying the foreign currency value by the exchange rate at the close of the nearest trading day.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $54,279 as of September 30, 2000. This account is not insured.

Fair Value of Financial Instruments
The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

Exploration Costs
In accordance with generally accepted accounting principles, the Company expenses exploration costs as incurred.

                          CAMDEN MINES LIMITED
                   (AN EXPLORATION STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensated Absences
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes
At September 30, 2000, the Company had a net operating loss of approximately $280,000 from inception. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $284,835 for the period of September 14, 1999 (inception) to September 30, 2000 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - COMMON STOCK

On September 14, 1999 and January 20, 2000, a net total of 4,500,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The aforementioned shares were issued in payment of services valued at $245,462 and advances of $2,038. Total advances include repayment for mining claim recording fees of $54 and other expenses of $1,723. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

                          CAMDEN MINES LIMITED
                   (AN EXPLORATION STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000

NOTE 3 - COMMON STOCK (continued)

In September 1999, the Company, through Mr. Hugh Grenfal, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in eight mining claims in the Iron Wolf property, Nanaimo Mining Division, Vancouver Island, British Columbia, Canada.

Payment of $54 was required to record the eight mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock as denoted above. Although the claims are recorded in Mr. Grenfal's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

During the three months ended September 30, 2000, the Company sold 551,825 shares of its common stock at an offering price of ten cents per share. These shares were sold pursuant to a public offering of the stock and are considered free-trading on the public market.

NOTE 4 - LEASES

On March 31, 2000, the Company entered into a lease agreement with Callinan Mines Limited for a period of approximately three years for $607 Canadian dollars per month. As of June 30, 2000, this is equivalent to approximately $403 U.S. per month. The lease expires on June 29, 2003. The minimum future lease payments as of June 30, 2000 for the remaining life of the lease are:

          Fiscal Year Ended June 30:         Amount

                    2001                     $  3,627
                    2002                        4,836
                    2003                        4,836
                                             --------
          Total minimum lease payments       $ 13,299
                                             ========

NOTE 5 - RELATED PARTIES

The Company occupies office space provided by Mr. Grenfal, its president, in his capacity as vice president and director of Callinan Mines Limited. On May 1, 2000, the Company entered into a lease agreement with Callinan for a period of approximately three years. See Note 4.

Mr. Grenfal, Mr. Sergei Stetsenko and Mr. Yaroslav Grabovetsky, all directors of the Company, have advanced monies to the Company to open a checking account, and in payment of expenses. The funds advanced were repaid as part of the original stock issuance transaction. See Note 3.

                          CAMDEN MINES LIMITED
                   (AN EXPLORATION STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000

NOTE 5 - RELATED PARTIES (continued)

In addition, Mr. Grenfal, who has advanced $13,148 in payment of incorporation, audit fees, attorney's fees, and other incidental expenses, has agreed to receive reimbursement when the Company has the appropriate cash flow for such reimbursement. The funds advanced are uncollateralized and non-interest bearing.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to September 30, 2000, the Company issued an additional 518,600 shares of its common stock at a sales price of ten cents ($0.10) per share.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

     Since inception on September 14, 1999, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

     At September 30, 2000, there was positive working capital of $17,383 compared to a working capital of $-0- at September 30, 1999. This change is primarily the result of the Company's stock issuance proceeds of $55,183, more than offsetting increasing accounts payable and payment of related party loans.

     At September 30, 2000, the Company's total assets of $54,744 consists of mainly cash. This compares favorably with the Company's assets of September 30, 1999 which was $-0-.

     At September 30, 2000, the Company's total liabilities increased to $36,896 from $-0- at September 30, 1999, primarily reflecting related party loans and payables of $21,323 and a build-up of accounts payable in the amount of $15,573 in mainly professional fees.

     The Company has not had revenues form inception. Although there is insufficient capital to fully explore and develop its mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

     The Company has not long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

     The Company posted loses of $20,360 for the three months ending September 30, 2000. The principal component of the loss was professional expenses.

     Operating expenses for the three months ending September 30, 2000 were $20,360, down approximately $244,000 from the short year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $245,462 in the year ended June 30, 2000 and $-0- thereafter.
                                PART II.

ITEM 6.  EXHIBITS

Exhibit No.    Description

27             Financial Data Schedule

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2000

                              CAMDEN MINING CORPORATION
                              (Registrant)



                              By:  /s/ Hugh Grenfal
                                   Hugh Grenfal, President Treasurer,
                                   Principal Accounting Officer and a
                                   member of the Board of Directors