Form 10QSB
period 2000-12-31
CAMDEN MINES LTD
filed 2001-02-13
CIK 1104904

=====================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities  Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from to

                  COMMISSION FILE NUMBER 333-35332

                       CAMDEN MINES LIMITED
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000: 5,570,425

=====================================================================

ITEM 1.   FINANCIAL STATEMENTS

Board of Directors
Camden Mines Limited
Vancouver, BC
Canada
                     ACCOUNTANT'S REVIEW REPORT
We have reviewed the accompanying balance sheet of Camden Mines Limited (an exploration stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months ended December 31, 2000, for the period from September 14, 1999 (inception) to December 31, 1999, and for the period from September 14, 1999 (inception) to December 31, 2000. All information included in these financial statements is the representation of the management of Camden Mines Limited.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 25, 2001

                        CAMDEN MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                           BALANCE SHEETS

                               ASSETS

                                        December 31,
                                        2000           June 30,
                                        (Unaudited)    2000
CURRENT ASSETS
 Cash                                   $    56,028    $        586
                                        -----------    ------------
     Total Current Assets                    56,028             586
                                        -----------    ------------
PROPERTY AND EQUIPMENT
 Office equipment                             1,595             -
 Less:  accumulated depreciation                (22)            -
                                        -----------    ------------
     Total Property and Equipment             1,573             -
                                        -----------    ------------
OTHER ASSETS
 Deposits                                       411             411
 Mining claims                                   54              54
                                        -----------    ------------
     Total Other Assets                         465             465
                                        -----------    ------------
TOTAL ASSETS                            $    58,066    $      1,051
                                        ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                       $     2,350    $      1,300
 Accounts payable - related party               -             3,578
 Advances from related party                    -            13,148
                                        -----------    ------------
     Total Current Liabilities                2,350          18,026
                                        -----------    ------------
COMMITMENTS AND CONTINGENCIES                   -               -
                                        -----------    ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, 100,000,000 shares authorized,
  $0.00001 par value; 5,570,425 and 4,500,000
  shares issued and outstanding,
  respectively                                   56              45
 Additional paid-in capital                 354,487         247,455
 Deficit accumulated during
  exploration stage                        (298,827)       (264,475)
                                        -----------    ------------
     Total Stockholders' Equity (Deficit)    55,716         (16,975)
                                        -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $    58,066    $      1,051
                                        ===========    ============

       See accompanying notes and accountant's review report.
                                F-2

                        CAMDEN MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS

                                                   For the     For the
                                                   Period from Period from
               Three Months            Six Months  9-14-99     9-14-99
               Ended                   Ended       (Inception) (Inception)
               12-31-00    12-31-99    12-31-00    to 12-31-99 to 12-31-00
               (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)

REVENUES       $       -   $       -   $        -  $       -   $       -
               ----------- ----------- ----------- ----------- -----------
OPERATING EXPENSES
 Consulting services
  provided by
  directors            -       163,508         -       163,508     245,462
 Rent                2,378         -         3,585         -         4,406
 General and
  administrative     4,203         418       8,815         418      11,655
 Legal and
  accounting         2,350         -        15,423         -        29,436
 Stock transfer
  agent fees           855         -         2,297         -         2,297
 Depreciation           22         -            22         -            22
 Mining
  exploration          -         1,305         -         1,305       1,339
 Travel              4,209         -         4,210         -         4,210
               ----------- ----------- -----------  ---------- -----------
TOTAL EXPENSES      14,017     165,231      34,352     165,231     298,827
               ----------- ----------- -----------  ---------- -----------
LOSS BEFORE
INCOME TAXES       (14,017)   (165,231)    (34,352)   (165,231)   (298,827)
INCOME TAXES           -           -           -           -           -
               ----------- ----------- -----------  ---------- -----------
NET LOSS       $   (14,017)$  $(165,231)$   (34,352) $ (165,231)$  (298,827)
               =========== =========== ===========  ========== ===========
NET LOSS PER
 COMMON SHARE,
 BASIC AND
 DILUTED       $     (0.00)$     $(0.03)$     (0.01) $    (0.03)$     (0.06)
               =========== =========== ===========  ========== ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 STOCK SHARES
 OUTSTANDING, BASIC
 AND DILUTED     5,098,211   5,000,000   4,824,580   5,000,000   4,761,018
               =========== =========== ===========  ========== ===========



         See accompanying notes and accountant's review report.

                          CAMDEN MINES LIMITED
                    (AN EXPLORATION STAGE ENTERPRISE)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                 Deficit
                                                 Accumulated  Total
                   Common Stock       Additional During       Stockholders'
                   Number             Paid-in    Exploration  Equity
                   of Shares  Amount  Capital    Stage        (Deficit)
Issuance of common
 stock for services
 and in payment of
 advances for
 approximately
 $0.055 per share   5,000,000 $  50 $   274,950 $       -   $   275,000
                    --------- ----- ----------- ----------- -----------
Cancellation of
 common stock
 returned by
 directors for
 services and
 payment of
 advances for
 approximately
 $0.055 per share  (2,000,000)  (20)   (109,980)        -      (110,000)

Issuance of common
 stock for services
 and in payment of
 advances for
 approximately
 $0.055 per share   1,500,000   158       2,485         -        82,500

Loss for period
 ending,
 6-30-00                  -     -           -      (264,475)   (264,475)
                    --------- ----- ----------- ----------- -----------
Balance, 6-30-00    4,500,000   452      47,455    (264,475)    (16,975)

Issuance of common
 stock for $0.10
 per share          1,070,425    11      17,032         -       107,043

Loss for the six
 month period
 ending 12-31-00          -     -           -       (34,352)    (34,352)
                    --------- ----- ----------- ----------- -----------
Balance, 12-31-00
 (Unaudited)        5,570,425 $  56 $   354,487 $  (298,827)$    55,716
                    ========= ===== =========== =========== ===========

         See accompanying notes and accountant's review report.
       6                   CAMDEN MINES LIMITED
                     (AN EXPLORATION STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
                                          For the Period   For the Period
                                          from             from
                            Six Months    9-14-99          9-14-99
                            Ended         (Inception) to   (Inception) to
                            12-31-00      12-31-99         12-31-00
                            (Unaudited)   (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                     $    (34,352)  $   (165,231)  $   (298,827)
 Adjustments to reconcile
  net loss to net cash used by operating activities:
 Depreciation                           22            -               22
 Payment of expenses from
  issuance of stock                    -          165,353        245,462
 Increase in deposits                  -              -             (411)
 Increase in accounts payable        1,050            -            2,350
 Decrease in accounts
  payable - related party          (16,726)           -              -
                              ------------   ------------   ------------
Net cash provided (used)
 by operating activities           (50,006)           122        (51,404)
                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment              (1,595)           -           (1,595)
                              ------------   ------------   ------------
Net cash flows used in
 investing activities               (1,595)           -           (1,595)
                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of
  common stock                     107,043            -          107,043
 Proceeds from related
  party advances                       -              -            1,984
 Proceeds from related
  party loans                          -              -              -
                              ------------   ------------   ------------
Net cash provided by
 financing activities              107,043            -          109,027
                              ------------   ------------   ------------
Change in cash                      55,442            122         56,028
Cash, beginning of period              586            -              -
                              ------------   ------------   ------------
Cash, end of period           $     56,028   $        122   $     56,028
                              ============   ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                 $        -     $        -     $        -
                              ============   ============   ============
Income taxes paid             $        -     $        -     $        -
                              ============   ============   ============
NON-CASH TRANSACTIONS:
Stock issued in payment of consulting
 and other expenses           $        -     $    165,353   $    245,462
Stock issued in payment of
 advances                     $        -     $        -     $      1,984
Stock issued in payment of
 mining claims                $        -     $        -     $         54
         See accompanying notes and accountant's review report.

                        CAMDEN MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2000

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

Interim Financial Statements
The interim financial statements as of December 31, 2000 and for the six months ended December 31, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                        CAMDEN MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $56,028 as of December 31, 2000. This account is not insured.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable, notes payable and accrued liabilities approximate their fair value.

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

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000.

                        CAMDEN MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Costs
In accordance with generally accepted accounting principles, the Company expenses exploration costs as incurred.

Compensated Absences
Currently, the Company has no paid employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has compensated employees.

Provision for Taxes
At December 31, 2000, the Company had a net operating loss of approximately $295,000 from inception. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $298,827 for the period of September 14, 1999 (inception) to December 31, 2000 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Office Equipment
Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.
Depreciation amounted to $22 for the six months ended December 31, 2000.

                        CAMDEN MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2000

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

During the six months ended December 31, 2000, the Company sold 1,070,425 shares of its common stock at an offering price of ten cents per share. These shares were sold pursuant to a public offering of the stock and are considered free-trading on the public market.

NOTE 4 - LEASES

On March 31, 2000, the Company entered into a lease agreement with Callinan Mines Limited for a period of approximately three years for $607 Canadian dollars per month. As of June 30, 2000, this is equivalent to approximately $403 U.S. per month. The lease expires on June 29, 2003. The minimum future lease payments as of June 30, 2000 for the remaining life of the lease are:

               Fiscal Year Ended June 30:    Amount

                         2001                $   3,627
                         2002                    4,836
                         2003                    4,836
                                             ---------
               Total minimum lease payments  $  13,299
                                             =========

                        CAMDEN MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 2000

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND
          RESULTS OF OPERATIONS

     We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash in order to implement our project and stay in business.

     In order to meet our need for cash we are attempting to raise money from this offering. There is no assurance that we will be able to raise enough money through this offering to stay in business.
What ever money we do raise, will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

     We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

     Our Proposed Exploration Program

     We must conduct exploration and development to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     Our exploration program is designed to economically explore and evaluate our properties.

     We do not claim to have any ores or reserves whatsoever at this time on any of our properties.

     We intend to implement an exploration program and intend to proceed in the following three phases:

     Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on our properties.

     When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, such as trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area.

Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted. We have not entered into any negotiations or agreements with any persons or firms to conduct exploration activities in Phase
1. We do not intend to do so until we have obtained proceeds from this offering.

     Phase 1 will take about 3 months and cost up to $20,000.

     Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

     *    more extensive trenching
     *    more advanced geophysical work
     *    drift driving

Drift driving is the process of constructing a tunnel to take samples of ore for testing. Later, the tunnel can be used for mining ore. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

     Phase 2 will take about 3 months and cost up to $20,000.

     Phase 3 is aimed at precisely defining the depth, the width, the
length, the tonnage and the value per ton of any ore body.   This is
accomplished through extensive drift driving. Phase 3 will take about 6 months and cost up to $80,000.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct into the research and exploration of our properties before we commence production of any minerals we may find. We are seeking equity financing in order to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

From Inception on September 14, 1999

     We just recently acquired our first property and are commencing the research and exploration stage of our mining operations on that property at this time.

     Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 14, 1999 to December 31, 2000 was $13,384, as a result of proceeds received from a short term loan and advances.

Liquidity and Capital Resources

     As of the date of this registration statement, we have yet to generate any revenues from our business operations.

     We issued 4,500,000 shares of common stock through a Section
4(2) offering in September 1999. This was accounted for as a compensation expense of $245,463 and advances and reimbursement of expenses and cash advances of $2,037.

     As of December 31, 2000, our total assets were $58,066 and our total liabilities were $2,350.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of February, 2001

                              CAMDEN MINES LIMITED
                              (Registrant)

                              By:  /s/ Hugh Grenfal
                                   Hugh Grenfal, President Treasurer,
                                   Principal Accounting Officer and a
                                   member of the Board of Directors