Form 10QSB
period 2001-03-31
CAMDEN MINES LTD
filed 2001-05-14
CIK 1104904

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-35332

CAMDEN MINES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	88-0437644
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 5,570,425

====================================================================

Board of Directors
Camden Mines Limited
Vancouver, BC
Canada

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Camden Mines Limited (an exploration stage enterprise) as of March 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended March 31, 2001, and for the period from September 14, 1999 (inception) to March 31, 2001. All information included in these financial statements is the representation of the management of Camden Mines Limited.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the period from September 14, 1999 (inception) to March 31, 2000 and from September 14, 1999 to June 30, 2000 were audited by us and we last expressed an unqualified opinion on them in our report dated August 7, 2000. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception on September 14, 1999 and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 9, 2001

CAMDEN MINES LIMITED (AN EXPOLRATION STAGE ENTERPRISE) BALACE SHEETS
ASSETS
	March 31, 2001 (Unaudited)	June 30, 2000
CURRENT ASSETS
Cash	$34,366	$586
Total Current Assets	34,366	586
PROPERTY AND EQUIPMENT
Office equipment	8,439	-
Less: accumulated depreciation	(416)	_______-
Total Property and Equipment	8,023	_______-
OTHER ASSETS
Deposits	1,014	411
Mining claims	___54	___54
Total Other Assets	1,068	465
TOTAL ASSETS	$43,457	$1,051
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$1,300
Accounts payable - related party	951	3,578
Advances from related party	_______-	13,148
Total Current Liabilities	_____951	18,026
COMMITMENTS AND CONTINGENCIES	_______-	_______-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,570,425 and 4,500,000 shares issued and outstanding, respectively	56	45
Additional paid-in capital	354,487	247,455
Deficit accumulated during exploration stage	(312,037)	(264,475)
Total Stockholders' Equity (Deficit)	42,506	(16,975)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$43,457	$1,051
See accompanying notes and accountant's review report. F-2

CAMDEN MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF OPERATIONS
						September 14, 1999 (Inception) to March 31, 2000	September 14, 1999 (Inception) to March 31, 2001 (Unaudited)
	Three Months Ended				Nine Months Ended March 31, 2001 (Unaudited)
	March 31, 2001 (Unaudited)		March 31, 2000
REVENUES	$	_______-	$	_______-	$ _______-	$ ________-	$ _______-
OPERATING EXPENSES
Consulting services provided by directors		-		-	-	245,462	245,462
Rent		1,988		-	5,573	-	6,394
General and administrative		6,294		66	15,109	479	17,949
Legal and accounting		3,450		2,714	18,873	2,714	32,886
Stock transfer agent fees		257		-	2,554	-	2,554
Depreciation		394		-	416	-	416
Mining exploration		-		34	-	1,339	1,339
Travel		827		________-	5,037	________-	5,037
TOTAL EXPENSES		13,210		2,814	47,562	249,994	312,037
LOSS BEFORE INCOME TAXES		(13,210)		(2,814)	(47,562)	(249,994)	(312,037)
INCOME TAXES		_______-		________-	_______-	_______-	_______-
NET LOSS		(13,210)		(2,814)	$(47,562)	$(249,994)	(312,037)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	NIL	$	NIL	$(0.01)	$0.05	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,570,425	4,611,111			5,203,462	4,550,505	4,787,788
See accompanying notes and accountant's review report. F-3

CAMDEN MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
				Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Common Stock
	Number of Shares	Amount
Issuance of common stock for services and in payment of advances for approximately $0.055 per share	5,000,000		$50	$274,950	$-	$275,000
Cancellation of common stock returned by directors for services and payment of advances for approximately $0.055 per share	(2,000,000)		(20)	(109,980)	-	(110,000)
Issuance of common stock for services and in payment of advances for approximately $0.055 per share	1,500,000		15	82,485	-	82,500
Loss for period ending, June 30, 2000	_________-		_________-	_________-	(264,475)	(264,475)
Balance, June 30, 2000	4,500,000		45	247,455	(264,475)	(16,975)
Issuance of common stock for $0.10 per share	1,070,425		11	107,032	-	107,043
Loss for the nine month period Ending March 31, 2001	_________-		_________-	_________-	(47,562)	(47,562)
Balance, March 31, 2001 (Unaudited)	5,570,425	$	_______56	$354,487	$(312,037)	$42,506
See accompanying notes and accountant's review report. F-3

CAMDEN MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31, 2001 (Unaudited)		September 14, 1999 (Inception) to March 31, 2000		September 14, 1999 (Inception) to March 31, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(47,562)		$(249,994)		$(312,037)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		416		-		416
Payment of expenses from issuance of stock		-		245,462		245,462
Increase in prepaid expenses		-		(10,000)		-
Increase in deposits		(603)		-		(1,014)
Increase (decrease) in accounts payable		(1,300)		1,714		-
Decrease in accounts payable - related party		(2,627)		____________-		951
Net cash provided (used) by operating activities		(51,676)		(12,818)		(66,222)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		(8,439)		____________-		(8,439)
Net cash flows used in investing activities		(8,439)		____________-		(8,439)
Proceeds from sale of common stock		107,043		-		107,043
Proceeds from related party advances		-		-		1,984
Proceeds from (payments to) related party loans		(13,148)		13,419		____________-
Net cash provided by financing activities		93,895		13,419		109,027
Change in cash		33,780		601		34,366
Cash, beginning of period		586		____________-		____________-
Cash, end of period		$34,366		$601		$34,366
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$	____________-	$	____________-	$	____________-
Income taxes paid	$	____________-	$	____________-	$	____________-
NON-CASH TRANSACTIONS:
Stock issued in payment of consulting and other expenses		$-		$245,462		$245,462
Stock issued in payment of advances		$-		$1,984		$1,984
Stock issued in payment of mining claims		$-		$54		$54
See accompanying notes and accountant's review report. F-4

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIALS STATEMENTS
March 31, 2001

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The interim financial statements as of March 31, 2001 and for the nine months ended March 31, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIALS STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $34,366 as of March 31, 2001. This account is not insured.

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Compensated Absences

Currently, the Company has no paid employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has compensated employees.

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
>NOTES TO THE FINANCIALS STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes

At March 31, 2001, the Company had a net operating loss of approximately $312,000 from inception. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $312,037 for the period of September 14, 1999 (inception) to March 31, 2001 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Office Equipment

Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation amounted to $416 for the nine months ended March 31, 2001.

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

In September 1999, the Company, through Mr. Hugh Grenfal, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in eight mining claims in the Iron Wolf property,

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIALS STATEMENTS
March 31, 2001

NOTE 3 - COMMON STOCK (Continued)

Nanaimo Mining Division, Vancouver Island, British Columbia, Canada.

Payment of $54 was required to record the eight mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock as denoted above. Although the claims are recorded in Mr. Grenfal's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

During the nine months ended March 31, 2001, the Company sold 1,070,425 shares of its common stock at an offering price of ten cents per share. These shares were sold pursuant to a public offering of the stock and are considered free-trading on the public market.

NOTE 4 - LEASES

On March 31, 2000, the Company entered into an office lease agreement with Callinan Mines Limited for a period of approximately three years. The agreement calls for reporting entities to pay Callinan for one-half of the total facility rent. This amount is evenly divided among the reporting entities. As of March 2000, the Company is responsible for $607 Canadian dollars per month. As of March 31, 2001, this was equivalent to approximately $385 U.S. per month. The lease expires on June 29, 2003. Total rent paid for the nine months ended March 31, 2001 was $5,573.

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

In addition, Mr. Grenfal, who advanced $13,148 in payment of incorporation, audit fees, attorney's fees, and other incidental expenses, agreed to receive reimbursement when the Company had the appropriate cash flow for such reimbursement. The funds advanced were repaid during the nine months ended March 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on September 14, 1999, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2001, there was positive working capital of $33,415 compared to deficit working capital of $(17,440) at June 30, 2000. This change is primarily the result of the Company's stock issuance proceeds of $107,043, more than offsetting increasing accounts payable and payment of related party loans.

At March 31, 2001, the Company's total assets of $43,457 consists of mainly cash and office equipment. This compares favorably with the Company's assets at June 30, 2000 of $1,051, which consisted of only $586 in cash.

At March 31, 2001, the Company's total liabilities decreased to $951 from $18,026 at June 30, 2000, primarily reflecting a net payment to related party loans of $18,026 and a build-up of accounts payable in the amount of $951.

The Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

The Company posted losses of $13,210 and $47,562 for the three months and nine months ending March 31, 2001, respectively. The principal component of each loss was professional expenses.

Operating expenses for the nine months ending March 31, 2001 were $47,562, down almost $202,432 from the short year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $254,462 in the year ended June 30, 2000 and $-0- thereafter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2001

CAMDEN MINES LIMITED

(Registrant)

By: /s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Chief Financial Officer a member of the Board of Directors