Form 10KSB
period 2001-06-30
CAMDEN MINES LTD
filed 2001-09-10
CIK 1104904

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-35332

CAMDEN MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0435904 (Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices, including zip code.)

(604) 605-0885
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ] NO [ x ] Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. June 30, 2001 - $-0-.

The current market value of the common stock held by non-affiliates on August 29, 2001 was $6,690,156. There are approximately 5,352,125 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: August 29, 2001 - 20,352,125 shares of Common Stock

Transitional Small Business Issuer Format

YES [ ] NO [ x ]

PART I

General

We were incorporated in the State of Nevada on September 14, 1999. We are engaged in the acquisition, exploration and development of mining properties. We maintain our statutory registered agent's office at 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 and our business office is located at 1040 West Georgia, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. Our offices are leased from Callinan Mines Ltd. on a month to month basis and our monthly rental is $-0- is determined by usage.

Background

In September 1999, Hugh Grenfal our President and a member of the board of directors, acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through a third party. The property is sometimes referred to as the Iron Wolf property. Mr. Grenfal paid $1,358 to stake the claims. The claims are recorded in Mr. Grenfal's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax and file as a foreign corporation.

Historical Background

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. The area covered by the present Iron Wolf claims has been explored by several companies from the 1920s to the 1980s. Geological mapping, geophysical surveys and diamond drilling have been carried out. Some mining of magnetite ore was carried out in the 1950s.

Location and Access

The Iron Wolf property consists of eight claims totaling 494 acres. The claims are located near the town of Campbell River on Vancouver Island, British Columbia, Canada. There is good road access leading to the main area of known mineralization on the property.

Physiography

The property is situated on the east coast of Vancouver Island. The terrain is moderate with elevations ranging from 1,300 feet, on a knoll within the north end of the claim group to 750 feet, on the Iron River at the east central portion of the claim group. Slopes within the claim area are generally moderate.

The claim area is entirely forest covered, with firs, balsams, cedars and various deciduous trees accounting for the trees present. Approximately 80% of the property appears to be new growth forest. There is ample water and timber available within the claim area for all phases of exploration and development. An electrical power line runs along the access road to the West Zone from the Quinsam Coal Mine. The property occurs within cellular phone coverage providing a communication solution for initial phases of exploration.

Geology and Mineralization

The main rock types occurring in the area are volcanic and sedimentary rocks of Triassic age. These rocks are intruded by middle Jurassic aged quartz diorite. The youngest rocks are Cretaceous sedimentary rocks that overlie all other units. Two zones (East and West) of mineralization occur in the Triassic rocks, near their contract with quartz diorite. The zones are marked by the presence of garnet and magnetite rich skarn rocks. Some chalcopyrite mineralization occurs with the magnetite, with small amounts of previous metals.

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

We have begun our exploration program and intend to proceed in the following three phases:

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have begun this phase of the exploration process on our properties.

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

Status of Our Exploration Program

Exploration was carried out on the Iron Wolf properties during the period of June 4th to June 9th, 2001. A program of soil and rock sampling, prospecting and geological mapping was completed. A second property trip was also done on August 11, 2001 when a 360 lb rock sample was collected.

The purpose of the first work program was to test the northern part of our property (via soil/rock sampling and geological mapping) for gold. Approximately 5.6 miles of control grid was emplaced. A total of 211 soil samples, collected at variable sample spacing, and 9 rock samples were collected, and geological mapping was conducted. An additional 27 soil samples and 4 rock samples were collected over the western part of the claims. All samples were analyzed for 28 elements.

The results of our testing for gold was disappointing. However, there was evidence of the presence of magnetite of unknown quantity and quality, an iron mineral that has industrial applications. We will investigate further the magnetite market before deciding if we should conduct further exploration and testing for this mineral.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or ore from out property. Readily available gold markets exist in Canada and around the world for the sale of gold. As such, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* locating claims
* posting claims
* working claims
* reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws in order to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1. Health and Safety
2. Archaeological Sites
3. Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities in such a manner as to cause unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation prior to the commencement of any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law. Any portals, adit or shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we commence our operations and know what that will involve from an environmental standpoint.

We are in compliance with the foregoing act and will continue to comply with the act in the future. We believe that compliance with the foregoing act will not adversely affect our business operations in the future.

Employees

We intend to continue the use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Messrs. Grenfal and Stetsenko our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Grenfal and Stetsenko, our officers and directors, who were compensated for their services. Messrs. Grenfal and Stetsenko, do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Significant Related Events

On May 16, 2001, we issued four additional shares of our common stock for each one shares of common stock outstanding as a stock dividend to shareholders of record. A total of 16,281,700 shares of common stock were issued.

On the September 5, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On the October 24, 2001, we completed our public offering by raising $106,220, we sold 1,070,425 shares of our common stock at an offering price of ten cents per share.

Risks Associated with our company:

1. We have a limited operating history.

We were incorporated in September 1999 and we have started our proposed business operations but not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $323,152. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to locate a profitable mineral property
* our ability to generate revenues
* our ability to reduce exploration and development costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research, exploration and development of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

2. We have no known ore reserves and we cannot guarantee we will find any gold or if we find gold that production will be profitable.

We have no known ore reserves and we cannot guaranty we will ever find any gold. We are in the very early exploration stage and are dependent on the proceeds from this offering to start our exploration program. Even if we find that there is gold on our property, we cannot guaranty that we will be able to recover the gold. Even if we recover gold, we cannot guaranty that we will make a profit.

3. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our exploration and development work can only be performed approximately five to six months out of the year. This is because rain and snow cause roads leading to our claims to be impassible during four months of the year. When roads are impassible, we are unable to work and generate income.

4. Because we are small and do not have much capital, we must limit our exploration and development.

Because we are small and do not have much capital, we must limit our exploration and development. There are other larger exploration companies that could and probably would spend more time and money in exploring and developing our property.

5. We may not have access to all of the supplies and materials we need.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

6. We must find and development an ore reserve to be successful.

Our success depends on finding and developing an ore reserve. If we don=t find an ore reserve containing gold or we cannot develop the ore reserve, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will loose your investment.

7. We may not have enough money to complete our exploration and development.

We may not have enough money to complete our exploration and the development of the property. If it turns our that we have not raised enough money to complete our exploration and development program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can=t raise it, we will have to suspend or cease operations.

8. We are a penny stock.

Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell our shares. Also, the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock and it may effect the level of news coverage you receive.

9. Messrs. Grenfal and Stetsenko control the company.

Messrs. Grenfal and Stetsenko own 15,000,000 shares. As a result, Messrs. Grenfal and Stetsenko will be able to elect all of our directors and control our operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board. This means that existing shareholders will not be expanding their ownership. Further, the concentrated control in the hands of Messrs. Grenfal and Stetsenko may inhibit a change of control and may adversely affect the market price of your common stock.

10. Sales of common by our officers and directors will likely cause the market price for the common stock to drop.

A total of 15,000,000 shares of stock are owned by out two officers and directors. They paid an average price of $0.012 per share. They will likely sell a portion of their stock if the market price goes above $0.02. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

ITEM 2. DESCRIPTION OF PROPERTIES.

In September 1999, Hugh Grenfal our President and a member of the board of directors, acquired one mineral property containing eight mining claims in British Columbia, Canada. The claims are recorded in Mr. Grenfal's name for tax purposes, however, title to the claims has been conveyed to us by an unrecorded deed. To date we have not performed any work on our property. The property is located near the town of Campbell River on Vancouver Island, British Columbia, Canada.

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2001 we paid $5,967 for rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

At August 29, 2001, we had 60 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "CNMN". The table shows the high and low bid of our company's common stock since April 11, 2001, when our company's securities began trading.

Quarter ended
2001	High Bid	Low Bid
June 30	$ 0.40	$ 0.05

On May 15, 2001, we paid a stock dividend of four shares for each one share outstanding. The foregoing prices reflect the stock dividends.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company=s securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 20,352,125 shares of common stock outstanding as of August 29, 2001, 15,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

Dividends

On May 16, 2001, we declared a Afour-for-one@ stock dividend. Wherein, each shareholder received four shares of common stock for each share held. We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

Our company is engaged in exploration and acquisition of our mineral property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At June 30, 2001, we had positive working capital of $23,677compared to deficit working capital of $(17,440) at June 30, 2000. This change is primarily the result of our Company's stock issuance proceeds of $107,043, more than offsetting increasing accounts payable and payment of related party loans.

At June 30, 2001, our Company's total assets of $31,391 consist of mainly cash and office equipment. This compares favourably with our Company's assets at June 30, 2000 of $1,051, which consisted of only $586 in cash.

At June 30, 2001, our Company's total liabilities decreased to $0 from $18,026 at June 30, 2000, primarily reflecting a net payment to related party loans of $16,726 and a build-up of accounts payable in the amount of $1,300.

Our Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, our Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our Company posted a loss of $58,677 for the year ending June 30, 2001. The principal component of each loss was professional expenses and increased mining exploration expenses.

Operating expenses for the year ending June 30, 2001 were $58,677, down almost $205,798 from the short year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $245,462 in the year ended June 30, 2000 and $0 thereafter.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR=S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Camden Mines Limited
Las Vegas, Nevada

INDEPENDENT AUDITOR=S REPORT

We have audited the accompanying balance sheets of Camden Mines Limited (an exploration stage enterprise) as of June 30, 2001 and 2000 and the related statements of operations, stockholders= equity (deficit) and cash flows for the year ended June 30, 2001, the period from September 14, 1999 (inception) through June 30, 2000 and the period from September 14, 1999 (inception) to June 30, 2001. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camden Mines Limited as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the year ended June 30, 2001, the period from September 14, 1999 (inception) through June 30, 2000 and the period from September 14, 1999 (inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception and has no revenues. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 6, 2001

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) BALANCE SHEETS

	JUNE 30,
	2001	2000
ASSETS
CURRENT ASSETS
Cash	$23,074	$586
Receivable from related party	603 ------------	- ------------
Total Current Assets	23,677 ------------	586 ------------
PROPERTY AND EQUIPMENT
Office equipment	8,439	-
Less: Accumulated Depreciation	(1,190) ------------	- ------------
Total Property and Equipment	7,249 ------------	- ------------
OTHER ASSETS
Deposits	411	411
Mining claims	54 ------------	54 ------------
Total Other Assets	465 ------------	465 -----------
TOTAL ASSETS	$31,391 ========	$1,051 ========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$1,300
Accounts payable - related party	-	3,578
Advances from a related party	- ------------	13,148 ------------
Total Current Liabilities	- ------------	18,026 ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 20,352,125 and 4,500,000 shares issued and outstanding, respectively	204	45
Additional paid-in-capital	354,502	247,455
Deficit accumulated during the exploration stage	(323,315) ------------	(264,475) ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	31,391 ------------	(16,975) ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$31,391 ========	$1,051 ========

The accompanying notes are an integral part of these financial statements.

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) STATEMENTS OF OPERATIONS
	Year Ended June 30, 2001		From September 14, 1999 (Inception) to June 30, 2000	From September 14, 1999 (Inception) to June 30, 2001

REVENUES	- ------------	$	- ------------	$	- ------------

E X P E N S E S
Consulting services provided by directors	-		245,462		245,462
Rent	5,967		821		6,788
General and administrative expense	19,871		2,840		22,711
Legal and accounting	22,762		14,013		36,775
Travel	5,524		-		5,524
Depreciation	1,190		-		1,190
Mining exploration expense	3,363 -----------		1,339 ------------		4,702 ------------
TOTAL EXPENSES	58,677 ------------		264,475 ------------		323,152 ------------

LOSS FROM OPERATIONS	(58,677)		(264,475)		(323,152)

INCOME TAXES	- ------------		- ------------		- ------------

NET LOSS	$(58,677) ========		$(264,475) ========		$(323,152) ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01) ========		$(0.06) ========		$(0.07) ========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	7,072,141 ========		4,546,522 ========		4,825,994 ========

The accompanying notes are an integral part of these financial statements.

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Issuance of common stock for services and in payment of advances for approximately $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Cancellation of common stock returned by directors for services and payment of advances for approximately $0.055 per share	(2,000,000)	(20)	(109,980)	-	(110,000)

Issuance of common stock for services and in payment of advances for approximately $0.055 per share	1,500,000	15	82,485	-	82,500

Loss for period ending June 30, 2000	- ------------	- --------	- ------------	(264,475) ------------	(264,475) ------------

Balance, June 30, 2000	4,500,000	45	247,455	(264,475)	(16,975)

Issuance of common stock for cash at $0.10 per share	1,070,425	11	107,032	-	107,043

Cancellation of common stock returned for services and payment of advances	(1,500,000)	(15)	15	-	-

Issuance of common stock for four-for-one stock dividend at par value	16,281,700	163	-	(163)	-

Net loss for the year ended June 30, 2001	- ------------	- --------	- ------------	(58,677) ------------	(58,677) ------------

Balance, June 30, 2001	20,352,125 ========	$204 =====	$354,502 ========	$(323,315) ========	$31,391 ========

The accompanying notes are an integral part of these financial statement.

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2001		From September 14, 1999 June 30, 2000		From September 14, 1999 June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(58,677)		$(264,475)		$(323,152)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		1,190		-		1,190
Payment of expenses from issuance of stock		-		245,462		245,462
Increase in receivable from related party		(603)		-		(603)
Increase in deposits		-		(411)		(411)
Increase (decrease) in accounts payable		(1,300)		1,300		-
Increase (decrease) in accounts payable - related party		(3,578) ------------		3,578 ------------		- ------------
Net cash (used) in operating activities		(62,968) ------------		(14,546) ------------		(77,514)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		(8,439) ------------		- ------------		(8,439) ------------
Net cash flows used in investing activities		(8,439) ------------		- ------------		(8,439) ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		107,043		-		107,043
Proceeds from related party advances		-		1,984		1,984
Proceeds from (payments to) related party loans		(13,148) ------------		13,148 ------------		- ------------
Net cash provided by financing activities		93,895 ------------		15,132 ------------		109,027 ------------
Change in cash		22,488		586		23,074
Cash, beginning of period		586 ------------		- ------------		- ------------
Cash, end of period		$23,074 ========		$586 ========		$23,074 ========
SUPPLEMENTAL DISCLOSURES:
Interest paid	$	- ========	$	- ========	$	- ========
Income taxes paid	$	- ========	$	- ========	$	- ========
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued in payment of consulting and other expenses		$-		$245,462		$245,462
Stock issued in payment of advances		$-		$1,984		$1,984
Stock issued in payment of mining claims		$-		$54		$54
Stock issued for stock dividend		$163		$-		$163

The accompanying notes are an integral part of these financial statement.

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

Camden Mines Limited (hereinafter Athe Company@) was incorporated on September 14, 1999 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Las Vegas, Nevada and in Vancouver, British Columbia. The Company=s fiscal year end is June 30.

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company=s uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Foreign Currency Valuation

Assets and liabilities of the Company=s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. The net effect of exchange differences arising from currency translation is disclosed as a separate component of stockholders= equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company=s cash account is a business checking account maintained in U.S. dollars, which totaled $23,074 as of June 30, 2001. This account is not insured.

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, accounts payable, notes payable and accrued liabilities approximate their fair value.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $15,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company had a net operating loss of approximately $77,000 from inception, which expires in the years 2020 through 2021. The Company recognized approximately $245,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

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

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued )

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $323,152 for the period of September 14, 1999 (inception) to June 30, 2001 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Office Equipment

Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation amounted to $1,190 for the year ended June 30, 2001.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company=s results of operations or financial position.

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 3 B COMMON STOCK

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

In September 1999, the Company, through Mr. Hugh Grenfal, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in eight mining claims in the Iron Wolf property, Nanaimo Mining Division, Vancouver Island, British Columbia, Canada. Payment of $54 was required to record the eight mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock as denoted above. Although the claims are recorded in Mr. Grenfal=s name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

During the year ended June 30, 2001, the Company sold 1,070,425 shares of its common stock at an offering price of ten cents per share. These shares were sold pursuant to a public offering of the stock and are considered free-trading on the public market. During May 2001, a shareholder returned 1,500,000 shares of common stock to the Company for cancellation which had previously been issued for services and in payment of advances.

The Company also issued four additional shares of its common stock for each one share of common stock outstanding as a stock dividend to shareholders of record as of May 16, 2001. A total of 16,281,700 shares of common stock were issued in regards to the aforementioned stock dividend.

NOTE 4 B RELATED PARTIES

The Company occupies office space provided by Mr. Grenfal, its president, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage.

Mr. Grenfal, Mr. Sergei Stetsenko and Mr. Yaroslav Grabovetsky, all directors of the Company, have advanced monies to the Company to open a checking account, and in payment of expenses. The funds advanced were repaid as part of the original stock issuance transaction. See Note 3.

In addition, Mr. Grenfal, who advanced $13,148 in payment of incorporation, audit fees, attorney=s fees, and other incidental expenses, agreed to receive reimbursement when the Company had the appropriate cash flow for such reimbursement. The funds advanced were repaid during the year ended June 30, 2001.

The Company is owed $603 from a company with which it shares two officers.

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 5 B COMMITMENTS AND CONTINGENCIES

The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves for the Company=s mining claims.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to June 30, 2001, included in this report have been audited by Williams and Webster, P.C., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Hugh Grenfal, Jr.	31	President, Treasurer, Chief Financial Officer and a member of the Board of Directors
Sergei Stetsenko	30	Secretary and a member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Hugh Grenfal, Jr. has been our President, Treasurer, Chief Financial Officer and a member of our board of directors since inception. From January 1991 to June 1996 , Mr. Grenfal was President of Booker Gold Explorations Ltd., an exploration corporation located in Vancouver, British Columbia. Since October 1996, Mr. Grenfal has been a Director of Callinan Mines Ltd., a mining and exploration corporation located in Vancouver, British Columbia with revenue producing copper and zinc properties located in Manitoba, Canada. From June 1999 to March 2000, Mr. Grenfal was President of Paxton Mining Corporation located in Vancouver, British Columbia. Paxton Mining Corporation was an exploration company. Since September 1999, Mr. Grenfal has been President of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining Corporation is an exploration company. Since September 1999, Mr. Grenfal has been President of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining Corporation is an exploration company. Since September 1999, Mr. Grenfal has been President of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining is a mining company. Since January 2000, Mr. Grenfal has been President of Aberdene Mining Limited located in Vancouver, British Columbia. Aberdene Mining Limited is an exploration company. Since June 26, 2000, Mr. Grenfal has been President of Ragland Mines Limited located in Vancouver, British Columbia. Ragland Mines Limited is an exploration company. Mr. Grenfal is currently not a full-time employee with another entity.

Sergei Stetsenko has been our Secretary and a member of the board of directors since inception. From December 1994 to June 1996, Mr. Stetsenko was the operations manager of Booker Gold Explorations Ltd. His responsibilities included overseeing and implementation of exploration programs and a member of the Hearne Hill copper deposit discovery team. From October 1996 to the present, Mr. Stetsenko was the operations manager of exploration for Callinan Mines Limited. Since September 1999, Mr. Stetsenko has been Secretary of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining was an exploration company. Since September 1999, Mr. Stetsenko has been Secretary of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining Corporation is a mining company. Since September 1999, Mr. Stetsenko has been Secretary of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining Corporation is an exploration company. Mr. Stetsenko is currently not a full-time employee with another entity.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the ANamed Executive Officer@) during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr. President & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 81,821	0 0 0	0 0 0	0 0 0
Sergei Stetsenko Secretary & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 81,821	0 0 0	0 0 0	0 0 0
Yaroslav Grabovetsky Director (resigned - May 3, 2001)	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 81,820	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2001.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2002. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 30, 2001, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Hugh Grenfal, Jr.	7,500,000	President, Treasurer, Chief Financial Officer and a member of the Board of Directors	36.85%
Sergei Stetsenko	7,500,000	Secretary and a member of the Board of Directors	36.85%
All officer and Directors as a Group (2 Persons)	15,000,000		73.70%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In September 1999, we issued a total of 5,000,000 shares of restricted common stock to Hugh Grenfal, Sergei Stetsenko and Maryna Bilynska, officers and directors of our company. This was accounted for as a compensation expense of $273,508 and advances and reimbursement expenses of $1,492.

On January 20, 2000, Ms. Bilynska resigned and returned 100,000 shares of common stock to the Company which were all of the shares issued to her. Ms. Bilynska had no disputes relating to our operations, policies or practices.

On January 20, 2000, we appointed Yaroslav Grabovetsky to the board of directors. We also issued 1,500,000 "restricted" shares of common stock to Mr. Grabovetsky in consideration of $545 and compensation of $81,955.

Further, on January 20, 2000, Messrs. Grenfal and Stetsenko each return 950,000 shares of common stock to us. This transaction resulted in a reduction to compensation of $110,000.

Since our inception, Mr. Grenfal, advanced loans to us in the total sum of $13,148, which were used for organizational and start-up costs and operating capital. The loans did not bear interest and were repaid during the year ended June 30, 2001.

On May 7, 2001, Yaroslav Grabovetsky, a shareholder and member of the board of directors returned 1,500,000 shares of common stock to us for cancellation which had previously been issued for services and in payment of advances. Mr. Grabovetsky resigned from the Board of Directors on May 3, 2001. Mr. Grabovetsky had no disagreements with us.

On May 16, 2001, we issued four additional shares of our common stock for each one shares of common stock outstanding as a stock dividend to shareholders of record. A total of 16,281,700 shares of common stock were issued.

On September 5, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On October 24, 2001, we completed our public offering by raising $106,220, we sold 1,070,425 shares of our common stock at an offering price of ten cents per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-35332 on April 21, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Iron Wolf 1 Claim.
Iron Wolf 2 Mining Claim.
Iron Wolf 3 Mining Claim.
Iron Wolf 4 Mining Claim.
Iron Wolf 5 Mining Claim.
Iron Wolf 6 Mining Claim.
Iron Wolf 7 Mining Claim.
Iron Wolf 8 Mining Claim.
Statement of Trustee.
Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of September, 2001.

CAMDEN MINES LIMITED (Registrant)
BY:	/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr., President, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr.	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	09/10/2001
/s/ Sergei Stetsenko Sergei Stetsenko	Secretary and a member of the Board of Directors	09/10/2001