Form 10QSB
period 2001-09-30
CAMDEN MINES LTD
filed 2001-11-06
CIK 1104904

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33195

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 20,352,125

=========================================================================

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
	September 30,	June 30,
	2001	2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$21,406	$23,074
Receivable from related party	603 ------------	603 ------------
Total Current Assets	22,009 ------------	23,677 ------------
PROPERTY AND EQUIPMENT
Office equipment	8,439	8,439
Less: accumulated depreciation	(1,863) ------------	(1,190) ------------
Total Property and Equipment	6,576 ------------	7,249 ------------
OTHER ASSETS
Deposits	411	411
Mining claims	54 ------------	54 ------------
Total Other Assets	465 ------------	465 ------------
TOTAL ASSETS	$29,050 ========	$31,391 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,018	$-
Accounts payable - related party	1,670 ------------	- ------------
Total Current Liabilities	5,688 ------------	- ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized,
$0.00001 par value; and 20,352,125
Shares issued and outstanding	204	204
Additional paid-in-capital	354,502	354,502
Deficit accumulated during exploration stage	(331,344) ------------	(323,315) ------------
TOTAL STOCKHOLDERS' EQUITY	23,362 ------------	31,391 ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$29,050 ========	$31,391 ========

See Notes to Interim Financial Statements

CAMDEN MINES LIMITED
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-in	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity (Deficit)
Issuance of common stock for services and in payment of advances for approximately $0.055 per share

	5,000,000	$50	$274,950	$-	$275,000
Cancellation of common stock returned by directors for services and payment of advances for approximately $0.055 per share

	(2,000,000)	(20)	(109,980)	-	(110,000)
Issuance of common stock for services and in payment of advances for approximately $0.055 per share

	1,500,000	15	82,485	-	82,500
Loss for period ending June 30, 2000
	- ------------	- ------------	- ------------	(264,475) ------------	(264,475) ------------

Balance, June 30 , 2000	4,500,000	45	247,455	(264,475)	(16,975)
Sale of common stock for cash at $0.10 per share	1,070,425	11	107,032	-	107,043

Cancellation of common stock returned for services and payment of advances

	(1,500,000)	(15)	15	-	-
Issuance of common stock for four-for-one stock dividend at par value
	16,281,700	163	-	(163)	-
Net loss for the year ended June 30, 2001
	- ------------	- ------------	- ------------	(58,677) ------------	(58,677) ------------
Balance, June 30, 2001	20,352,125	204	354,502	(323,315)	31,391
Net loss for the period ending
September 30, 2001	- ------------	- ------------	- ------------	(8,029) ------------	(8,029) ------------
Balance, September 30, 2001
(Unaudited)	20,352,125 ========	$204 ========	$354,502 ========	$(331,344) ========	$(23,362) ========

See Notes to Interim Financial Statements

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
					For the Period
					From
					September 14,
					1999
	Three Months Ended				(Inception) to
	September 30,				September 30,
	2001		2000		2001
	(Unaudited)		(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(8,029)		$(20,360)	$(331,181)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation		673		-	1,863
Payment of expenses from issuance of stock		-		-	245,462
Increase in receivable from related party		-		-	(603)
Increase in deposits		-		-	(411)
Increase in accounts payable		4,018		14,273	4,018
Increase in accounts payable - related party		1,670 ------------		4,597 ------------	1,670 ------------
Net cash (used) in operating activities		(1,668) ------------		(1,490) ------------	(79,182) ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment		- ------------		- ------------	(8,439) ------------
Net cash flows used in investing activities		- ------------		- ------------	(8,439) ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		-		55,183	107,043
Proceeds from related party advances		- ------------		- ------------	1,984 ------------
Net cash provided by financing activities		- ------------		55,183 ------------	109,027 ------------
Change in cash		(1,668)		53,693	21,406
Cash, beginning of period		23,074 ------------		586 ------------	- ------------
Cash, end of period		$21,406 ========		$54,279 ========	$21,406 ========
Supplemental disclosures:
Interest paid	$	- ========	$	- ========	$ - ========
Income taxes paid	$	- ========	$	- ========	$ - ========
NON-CASH TRANSACTIONS
Stock issued in payment of consulting and other expenses		$-		$-	$245,462
Stock issued in payment of advances		$-		$-	$1,984
Stock issued in payment of mining claims		$-		$-	$54
Stock issued for stock dividend		$-		$-	$163

See Notes to Interim Financial Statements

CAMDEN MINES LIMITED
(An Exploration Stage Company)
September 30, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS

=====================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on September 14, 1999, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At September 30, 2001, we had positive working capital of $16,321 compared to positive working capital of $17,383 at September 30, 2000.

At September 30, 2001, our Company's total assets of $29,050 consist of mainly cash and office equipment. This compares with our Company's assets at September 30, 2000 of $54,744, which consisted of mainly cash.

At September 30, 2001, our Company's total liabilities decreased to $5,688 from $36,896 at September 30, 2000, primarily due to repayment of related party loans and payables, and a decline in accounts payable.

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

Results of Operations

Our Company posted a loss of $8,029 for the three months ending September 30, 2001. The principal components of the loss were professional expenses.

Operating expenses for the three months ending September 30, 2001 were $8,029.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November, 2001.

CAMDEN MINES LIMITED
(Registrant)

By: /s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Principal Accounting Officer and a member of the Board of Directors