Form 10QSB/A
period 2001-09-30
CAMDEN MINES LTD
filed 2001-11-26
CIK 1104904

==========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB/A-1
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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 20,352,125

==========================================================================

CAMDEN MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS

	September 30, 2001 (Unaudited)	June 30, 2001

ASSETS
CURRENT ASSETS
Cash	$21,406	$23,074
Receivable from related party	603 ------------	603 ------------
Total Current Assets	22,009 ------------	23,677 ------------
PROPERTY AND EQUIPMENT
Office equipment	8,439	8,439
Less: accumulated depreciation	(1,863) ------------	(1,190) ------------
Total Property and Equipment	6,576 ------------	7,249 ------------
OTHER ASSETS
Deposits	411	411
Mining claims	54 ------------	54 ------------
Total Other Assets	465 ------------	465 ------------
TOTAL ASSETS	$29,050 ========	$31,391 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,018	$-
Accounts payable - related party	1,670 ------------	- ------------
Total Current Liabilities	5,688 ------------	- ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized,
$0.00001 par value; and 20,352,125
Shares issued and outstanding	204	204
Additional paid-in-capital	354,502	354,502
Deficit accumulated during exploration stage	(331,344) ------------	(323,315) ------------
TOTAL STOCKHOLDERS' EQUITY	23,362 ------------	31,391 ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$29,050 ========	$31,391 ========

See Notes to Interim Financial Statements

CAMDEN MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
					For the Period From September 14, 1999 (Inception) to September 30, 2001 (Unaudited)

	Three Months Ended September 30,

	2001 (Unaudited)		2000 (Unaudited)

REVENUES	$	- ------------	$	- ------------	$	- -----------
EXPENSES
Consulting services provided by directors		-		-		245,462
Rent		700		1,209		7,488
General and administrative		1,038		6,078		23,749
Legal and accounting		5,618		13,073		42,393
Travel				-		5,524
Depreciation		673		-		1,863
Mining exploration		- ------------		- ------------		4,702 -----------
TOTAL EXPENSES		8,029 ------------		20,360 ------------		331,181 -----------
LOSS FROM OPERATIONS		(8,029)		(20,360)		(331,181)
INCOME TAXES		- ------------		- ------------		- -----------
NET LOSS		$(8,029) ========		$(20,360) ========		$(331,181) =======
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	Nil ========	$	Nil ========		$(0.07) =======
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		20,352,125 ========		4,556,962 ========		4,860,897 =======

See Notes to Interim Financial Statements

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) STATEMENT OF STOCKHOLDERS' EQUITY
				Deficit Accumulated During Exploration Stage

	Common Stock		Additional Paid-in Capital		Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Issuance of common stock for services and in payment of advances for approximately $0.055 per share

	5,000,000	$50	$274,950	$-	$275,000
Cancellation of common stock returned by directors for services and payment of advances for approximately $0.055 per share

	(2,000,000)	(20)	(109,980)	-	(110,000)
Issuance of common stock for services and in payment of advances for approximately $0.055 per share

	1,500,000	15	82,485	-	82,500
Loss for period ending June 30, 2000
	- -----------	- ---------	- ----------	(264,475) -----------	(264,475) -----------

Balance, June 30 , 2000	4,500,000	45	247,455	(264,475)	(16,975)
Sale of common stock for cash at $0.10 per share	1,070,425	11	107,032	-	107,043

Cancellation of common stock returned for services and payment of advances

	(1,500,000)	(15)	15	-	-
Issuance of common stock for four-for-one stock dividend at par value
	16,281,700	163	-	(163)	-
Net loss for the year ended June 30, 2001
	- -----------	- ---------	- ----------	(58,677) -----------	(58,677) -----------
Balance, June 30, 2001	20,352,125	204	354,502	(323,315)	31,391
Net loss for the period ending
September 30, 2001	- -----------	- ---------	----------	(8,029) -----------	(8,029) -----------
Balance, September 30, 2001(Unaudited)	20,352,125 ========	$204 ======	$354,502 =======	$(331,344) =======	$(23,362) =======

See Notes to Interim Financial Statements

CAMDEN MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
					For the Period From September 14, 1999 (Inception) to September 30, 2001 (Unaudited)
	Three Months Ended September 30,

	2001 (Unaudited)		2000 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(8,029)		$(20,360)		$(331,181)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		673				1,863
Payment of expenses from issuance of stock		-		-		245,462
Increase in receivable from related party		-		-		(603)
Increase in deposits		-		-		(411)
Increase in accounts payable		4,018		14,273		4,018
Increase in accounts payable - related party		1,670 ------------		4,597 ------------		1,670 ------------
Net cash (used) in operating activities		(1,668) ------------		(1,490) ------------		(79,182) ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment		------------		- ------------		(8,439) ------------
Net cash flows used in investing activities		------------		- ------------		(8,439) ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		-		55,183		107,043
Proceeds from related party advances		- ------------		- ------------		1,984 ------------
Net cash provided by financing activities		- ------------		55,183 ------------		109,027 ------------
Change in cash		(1,668)		53,693		21,406
Cash, beginning of period		23,074 ------------		586 ------------		- ------------
Cash, end of period		$21,406 ========		$54,279 ========		$21,406 ========
Supplemental disclosures:
Interest paid	$	- ========	$	- ========	$	- ========
Income taxes paid	$	- ========	$	- ========	$	- ========
NON-CASH TRANSACTIONS
Stock issued in payment of consulting and other expenses		$-		$-		$245,462
Stock issued in payment of advances		$-		$-		$1,984
Stock issued in payment of mining claims		$-		$-		$54
Stock issued for stock dividend		$-		$-		$163

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of November, 2001.

CAMDEN MINES LIMITED

(Registrant)
By: /s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer,Principal
Accounting Officer and a member of the Board
Of Directors