Form 10QSB
period 2001-12-31
CAMDEN MINES LTD
filed 2002-01-29
CIK 1104904

===================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001: 20,352,125

================================================================================

PART I.

ITEM 1. - Financial Statements
CAMDEN MINES LIMITED (An Exploration Stage Enterprise) BALANCE SHEETS
	December 31, 2001 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$13,747	$23,074
Receivable from related party	603	603
Total Current Assets	14,350	23,677
PROPERTY AND EQUIPMENT
Office equipment	8,439	8,439
Less: accumulated depreciation	(2,536)	(1,190)
Total Property and Equipment	5,903	7,249
OTHER ASSETS
Deposits	411	411
Mining claims	54	54
Total Other Assets	465	465
TOTAL ASSETS	$20,718 ================	$31,391 ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,695	$-
Total Current Liabilities	1,695	-
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value 20,352,125 shares issued and outstanding	204	204
Additional paid-in capital	354,502	354,502
Deficit accumulated during exploration stage	(335,683)	(323,315)
Total Stockholders' Equity	19,023	31,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,718 ================	$31,391 ==============

See notes to interim financial statements

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) STATEMENTS OF OPERATIONS
								Period from September 14, 1999 (Inception) to December 31, 2001 (Unaudited)
	Three Months Ended December 31,				Six Months ended December 31,
	2001 (Unaudited)		2000 (Unaudited)		2001 (Unaudited)		2000 (Unaudited)
REVENUES		$-		$-		$-	$-	$-
OPERATING EXPENSES
Consulting services provided by directors		-		-		-	-	245,462
Rent		-		2,378		700	3,585	7,488
General and administrative		860		5,058		1,898	11,112	24,609
Legal and accounting		2,400		2,350		8,018	15,423	44,793
Depreciation		674		22		1,346	22	2,536
Mining exploration		-		-		-	-	4,702
Travel		406		4,209		406	4,210	5,930
TOTAL EXPENSES		4,340		14,017		12,368	34,352	335,520
LOSS BEFORE INCOME TAXES		(4,340)		(14,017)		(12,368)	(34,352)	(335,520)
INCOME TAXES		-		-		-	-	-
NET LOSS		$(4,340) =============		$(14,017) ============		$(12,368) ===========	$(34,352) ===========	$(335,520) ===========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	NIL =============	$	NIL ============	$	NIL ===========	$(0.01) ==========	$(0.07) ===========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		20,352,125 =============		5,098,211 ============		20,352,125 ===========	4,824,580 ===========	4,870,267 ===========

See notes to interim financial statements

CAMDEN MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY
				Deficit Accumulated During Exploration Stage
	Common Stock		Additional Paid-in Capital
					Total Stockholders' Equity
	Number of Shares	Amount
Issuance of common stock for services and in payment of advances for approximately $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Cancellation of common stock returned by directors for services and payment of advances for approximately $0.055 per share	(2,000,000)	(20)	(109,980)	-	(110,000)

Issuance of common stock for services and in payment of advances for approximately $0.055 per share	1,500,000	15	82,485	-	82,500

Loss for period ending, June 30, 2000	-	-	-	(264,475)	(264,475)

Balance, June 30, 2000	4,500,000	45	247,455	(264,475)	(16,975)

Issuance of common stock for cash at $0.10 per share	1,070,425	11	107,032	-	107,043

Cancellation of common stock returned for services and payment of advance	(1,500,000)	(15)	15	-	-

Issuance of common stock for four-for-one stock dividend at par	16,281,700	163	-	(163)	-

Net loss for the year ended June 30, 2001	-	-	-	(58,677)	(58,677)

Balance, June 30, 2001	20,352,125	204	354,502	(323,315)	31,391

Net loss for the six months ended December 31, 2001	-	-	-	(12,368)	(12,368)

Balance, December 31, 2001 (Unaudited)	20,352,125 =============	$204 ========	$354,502 ============	$(335,683) =============	$19,023 =============

See notes to interim financial statements

CAMDEN MINES LIMITED (AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS
					Period from September 14, 1999 (Inception) to December 31, 2001 (Unaudited)

	Six Months Ended December 31,
	2001 (Unaudited)		2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(12,368)		$(34,352)		$(335,520)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation		1,346		22		2,536
Payment of expenses from issuance of stock		-		-		245,462
Increase in receivable from related party		-		-		(603)
Increase in deposits		-		-		(411)
Increase in accounts payable		1,695		1,050		1,695
Decrease in accounts payable - related party		-		(16,726)		-
Net cash provided (used) by operating activities		(9,327)		(50,006)		(86,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		-		(1,595)		(8,439)
Net cash flows used in investing activities		-		(1,595)		(8,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		-		107,043		107,043
Proceeds from related party advances		-		-		1,984
Net cash provided by financing activities		-		107,043		109,027

Change in cash		(9,327)		55,442		13,747

Cash, beginning of period		23,074		586		-

Cash, end of period		$13,747 ============		$56,028 ============		$13,747 ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$	- ============	$	- ============	$	- ============
Income taxes paid	$	- ============	$	- ============	$	- ============

NON-CASH TRANSACTIONS:
Stock issued in payment of consulting and other expenses		$-		$-		$246,462
Stock issued in payment of advances		$-		$-		$1,984
Stock issued in payment of mining claims		$-		$-		$54
Stock issued for stock dividend		$-		$-		$163

See notes to interim financial statements

CAMDEN MINES LIMITED
(An Exploration Stage Company)
December 31, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS
========================================

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

Operating results for the three-month and six-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on September 14, 1999, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At December 31, 2001, we had positive working capital of $12,655 compared to positive working capital of $23,677 at June 30, 2001.

At December 31, 2001, our Company's total assets of $20,718 consist of mainly cash and office equipment. This compares with our Company's assets at June 30, 2001 of $31,191, likewise consisting of mainly cash and office equipment.

At December 31, 2001, our Company's total liabilities were only $1,695, an increase from nil at June 30th, 2001 due to a rise in accounts payable.

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

Results of Operations

Our Company posted a loss of $12,368 for the six months ending December 31, 2001. The principal components of the loss were professional expenses and, to a lesser degree, general and administrative expenses.

Operating expenses for the six months ending December 31, 2001 were likewise $12,368.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of January, 2002.

CAMDEN MINES LIMITED
(Registrant)

BY:/s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Principal
Accounting Officer and a member of the Board
Of Directors