Form 10QSB
period 2002-03-31
CAMDEN MINES LTD
filed 2002-05-03
CIK 1104904

=================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 20,352,125

=================================================================================

PART I.

ITEM 1 - Financial Statements

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) BALANCE SHEETS
	March 31, 2002 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$7,369	$23,074
Receivable from related party	603	603
Total Current Assets	7,972	23,677

PROPERTY AND EQUIPMENT
Office equipment	8,439	8,439
Less: accumulated depreciation	(3,210)	(1,190)
Total Property and Equipment	5,229	7,249

OTHER ASSETS
Deposits	411	411
Mining claims	54	54
Total Other Assets	465	465

TOTAL ASSETS	$13,666 =============	$31,391 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - related party	$364	$-
Total Current Liabilities	364	-

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 20,352,125 shares
issued and outstanding	204	204
Additional paid-in capital	354,502	354,502
Deficit accumulated during exploration stage	(341,404)	(323,315)
Total Stockholders' Equity	13,302	31,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,666 =============	$31,391 ==============

See notes to interim financial statements

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) STATEMENTS OF OPERATIONS
	Three Months Ended					Nine Months Ended March 31,		September 14, 1999 (Inception) to March 31, 2002 (Unaudited)
	March 31, 2002 (Unaudited)			March 31, 2001 (Unaudited)		2002 (Unaudited)	2001 (Unaudited)

REVENUES		$-		$-		$-	$-	$-
OPERATING EXPENSES
Consulting services provided by directors		-		-		-	-	245,462
Rent		461		1,988		1,161	5,573	7,949
General and administrative		2,663		6,551		4,561	17,663	27,272
Legal and accounting		1,923		3,450		9,941	18,873	46,716
Depreciation		674		394		2,020	416	3,210
Mining exploration		-		-		-	-	4,702
Travel		-		827		406	5,037	5,930
TOTAL EXPENSES		5,721		13,210		18,089	47,562	341,241

LOSS BEFORE INCOME TAXES		(5,721)		(13,210)		(18,089)	(47,562)	(341,241)
INCOME TAXES		-		-		-	-	-
NET LOSS		$(5,721) ========		$(13,210) ========		$(18,089) =========	$(47,562) ========	$(341,241) ========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	NIL ========	$	NIL ========	$	NIL =========	$(0.01) ========	$(0.07) ========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		20,352,125 ========		5,570,425 ========		20,352,125 ========	5,203,462 ========	4,852,804 ========

See notes to interim financial statements

CAMDEN MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Number of Shares	Amount
Issuance of common stock for
services and in payment of
advances for approximately
$0.055 per share	5,000,000	$50	$274,950	$-	$275,000
Cancellation of common stock
returned by directors for
services and payment of
advances for approximately
$0.055 per share	(2,000,000)	(20)	(109,980)	-	(110,000)
Issuance of common stock for
services and in payment of
advances for approximately
$0.055 per share	1,500,000	15	82,485	-	82,500
Net loss for period ending,
June 30, 2000	-	-	-	(264,475)	(264,475)
Balance, June 30, 2000	4,500,000	45	247,455	(264,475)	(16,975)
Issuance of common stock
for $0.10 per share	1,070,425	11	107,032	-	107,043
Cancellation of common stock
returned for services and
payment of advance	(1,500,000)	(15)	15	-	-
Issuance of common stock for
four-for-one stock dividend
at par	16,281,700	163	-	(163)	-
Net loss for the year ended
ending March 31, 2001 June 30, 2001	-	-	-	(58,677)	(58,677)
Balance, June 30, 2001	20,352,125	204	354,502	(323,315)	31,391
Net loss for the nine months
ended March 31, 2002	-	-	-	(18,089)	(18,089)
Balance, March 31, 2002
(Unaudited)	20,352,125 ==========	$204 =======	$354,502 =========	$(341,404) =========	$13,302 ==========

See notes to interim financial statements

CAMDEN MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31,				September 14, 1999 (Inception) to March 31, 2002 (Unaudited)
	2002 (Unaudited)		2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(18,089)		$(47,562)		$(341,241)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation		2,020		416		3,210
Payment of expenses from issuance of stock		-		-		245,462
Increase in prepaid expenses		-		(603)		(603)
Increase in deposits		-		-		(411)
Increase (decrease) in accounts payable		-		(1,300)		-
Increase (decrease) in accounts payable - related party		364		(2,627)		364
Net cash provided (used) by operating activities		(15,705)		(51,676)		(93,219)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		-		(8,439)		(8,439)
Net cash flows used in investing activities		-		(8,439)		(8,439)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		-		107,043		107,043
Proceeds from related party advances		-		-		1,984
Proceeds from (payments to) related party loans		-		(1,348)		-
Net cash provided by financing activities		-		93,895		109,027

Change in cash		(15,705)		33,780		7,369

Cash, beginning of period		23,074		586		-
Cash, end of period		$7,369 ==========		$34,366 ==========		$7,369 ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$	- ==========	$	- ==========	$	- ===========
Income taxes paid	$	- ==========	$	- ==========	$	- ===========

NON-CASH TRANSACTIONS:
Stock issued in payment of consulting and other expenses		$-		$-		$245,462
Stock issued in payment of advances		$-		$-		$1,984
Stock issued in payment of mining claims		$-		$-		$54

See notes to interim financial statements

CAMDEN MINES LIMITED
(An Exploration Stage Enterprise)
March 31, 2002

NOTES TO INTERIM FINANCIAL STATEMENTS
=========================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month and nine-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

PART II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL OR RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on September 14, 1999, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2002, we had positive working capital of $7,608 compared to positive working capital of $23,677 at June 30, 2001.

At March 31, 2002, our Company's total assets of $13,666 consist of mainly cash and office equipment. This compares with our Company's assets at June 30, 2001 of $31,191, likewise consisting of mainly cash and office equipment.

At March 31, 2002, our Company's total liabilities were only $364, an increase from nil at June 30th, 2001 due to a rise in accounts payable - related party.

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

Results of Operations

Our Company posted a loss of $18,089 for the nine months ending March 31, 2002. The principal components of the loss were professional expenses and, to a lesser degree, general and administrative expenses.

Operating expenses for the nine months ending March 31, 2002 were likewise $18,089.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of May, 2002.

CAMDEN MINES LIMITED
(Registrant)

By: /s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Principal
Accounting Officer and a member of the Board
Of Directors