Form 10KSB
period 2002-06-30
CAMDEN MINES LTD
filed 2002-09-20
CIK 1104904

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number    333-35332

CAMDEN MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0435904 (Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices, including zip code.)

(604) 605-0885
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2002: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 16, 2002: $9,901,431

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 16, 2002: 20,352,125

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

General

We were incorporated in the State of Nevada on September 14, 1999. We are engaged in the acquisition, exploration and development of mining properties. We maintain our statutory registered agent's office at 101 Convention Center Drive, suite 700, Las Vegas, Nevada, 89109 and our business office is located at 1040 West Georgia, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. Our offices are leased from Callinan Mines Ltd. on a month to month basis and our monthly rental is $-0- is determined by usage.

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

Geology and Mineralization

The main rock types occurring in the area are volcanic and sedimentary rocks of Triassic age. These rocks are intruded by middle Jurassic aged quartz diorite. The youngest rocks are Cretaceous sedimentary rocks that overlie all other units. Two zones (East and West) of mineralization occur in the Triassic rocks, near their contract with quartz diorite. The zones are marked by the presence of garnet and magnetite-rich skarn rocks. Some chalcopyrite mineralization occurs with the magnetite, with small amounts of previous metals.

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

Phase 1 will take about 3 months to complete and cost up to $20,000.

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

Phase 2 will take about 3 months to complete and cost up to $20,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any ore body. This is accomplished through extensive drift driving. Phase 3 will take about 6 months and cost up to $80,000.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Status of Our Exploration Program

We are currently in Phase One of our proposed exploration program.

Exploration was carried out on the Iron Wolf properties during the period of June 4 to June 9, 2001. A program of soil and rock sampling, prospecting and geological mapping was completed. A second property trip was also done on August 11, 2001 when a 360 lb rock sample was collected.

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

Other than the foregoing, we have not conducted any exploration on our property.

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

Employees

We intend to continue the use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Messrs Grenfal and Stetsenko our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs Grenfal and Stetsenko, our officers and directors, who were compensated for their services. Messrs Grenfal and Stetsenko, do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Related Events

On May 16, 2001, we issued four additional shares of our common stock for each one shares of common stock outstanding as a stock dividend to shareholders of record. A total of 16,281,700 shares of common stock were issued.

On September 5, 2000, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On October 24, 2000, we completed our public offering by raising $107,032; we sold 1,070,425 shares of our common stock at an offering price of $0.10 cents per share.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $107,032.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

The funds received were spent as follows:

Related party payables repayment	$22,637
Rent	$7,720
General & Administrative	$26,380
Legal & Accounting	$34,578
Travel	$5,930
Mining Exploration	$3,709

Risk Factors

1. We have a limited operating history. We expect losses to continue, and the failure to generate revenues could cause us to go out of business.

We were incorporated in September 1999 and we have started our proposed business operations but not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $370,914. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*     our ability to locate a profitable mineral property
*     our ability to generate revenues
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

Our success depends on finding and developing an ore reserve. If we don't find an ore reserve containing gold or we cannot develop the ore reserve, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will loose your investment.

7. We do not have enough money to complete our exploration and development.

We do not have enough money to complete our exploration and the development of the property. At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future. As a result we will have to suspend our operations on the Iron Wolf Claims.

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

9. Messrs Grenfal and Stetsenko control the company.

Messrs Grenfal and Stetsenko own 15,000,000 shares. As a result, Messrs Grenfal and Stetsenko are able to elect all of our directors and control our operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board. This means that existing shareholders will not be expanding their ownership. Further, the concentrated control in the hands of Messrs Grenfal and Stetsenko may inhibit a change of control and may adversely affect the market price of your common stock.

10. Sales of common by our officers and directors will likely cause the market price for the common stock to drop.

A total of 15,000,000 shares of stock are owned by our two officers and directors. They paid an average price of $0.012 per share. They will likely sell a portion of their stock if the market price goes above $0.02. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2002 we paid $1,753 for rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

At September 16, 2002, we had 37 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "CNMN". The table shows the high and low bid of our company's common stock since April 11, 2001, when our company's securities began trading.

Quarter ended
2001	High Trade	Low Trade
June 30	$ 2.00	$ 0.05
September 30	$ 1.50	$ 0.65
December 31	$ 1.50	$ 0.51
2002
March 31	$ 2.43	$ 0.80
June 30	$ 1.90	$ 1.01

On May 15, 2001, we paid a stock dividend of four shares for each one share outstanding. The foregoing prices reflect the stock dividends.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 20,352,125 shares of common stock outstanding as of September 16, 2002, 15,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

Dividends

On May 16, 2001, we declared a "four-for-one" stock dividend. Wherein, each shareholder received four shares of common stock for each share held. We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIIS OR PLAN OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

Our company is engaged in exploration and acquisition of our mineral property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At June 30, 2002, we had positive working capital of $2,847 versus working capital of $23,677 at June 30, 2001. This change is primarily the result of continuing expenses deducting from working capital from the proceeds of issuance of shares.

At June 30, 2002, our Company's total assets of $8,841 consist of mainly cash and office equipment. This compares with our Company's assets at June 30, 2001 of $31,391, which consisted in the majority of cash.

At June 30, 2002, our Company's total liabilities rose to $971 from $0 at June 30, 2001.

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

Results of Operations

On October 24, 2000, we completed our public offering by raising $107,032; we sold 1,070,425 shares of our common stock at an offering price of $0.10 cents per share.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The net proceeds of the offering were $107,032.

Our company posted a loss of $23,521 for the year ending June 30, 2002. The principal component of the loss was professional expenses.

Operating expenses for the year ending June 30, 2001 were $23,521, down from $58,677 for the year ending June 30, 2001, the result of wide-ranging expense reductions.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. See also the notes consolidated Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

(1) Functional currency and treatment of foreign currency translation.

Due to the majority of our financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although our main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars; any assets or items of value reckoned in Canadian Dollars are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the exchange rate prevailing when the transaction occurred. The resulting translation adjustments are recorded within other comprehensive income.

2) Research, development and exploration expenditure.

All research development and exploration expenditure incurred has been generated internally and is written off to the income statement.

3) Capitalization of intangible fixed assets.

Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

Contractual commitments

We have no contractual commitments.

Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Recession of FASB Statement No. 44, and 66, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended No. 4, was rescinded as it was no longer necessary. FASB 145 amended 13 to eliminate an inconsistency between the required accounting for the sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on our financial position or results of operations from adopting SFAS No. 146 has not been determined, although given the nature of our business the impact is expected to be miniscule.

Board of Directors
Camden Mines Limited
Las Vegas, Nevada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Camden Mines Limited (an exploration stage enterprise) as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and the period from September 14, 1999 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camden Mines Limited as of June 30, 2002 and 2001 and the period from September 14, 1999 (inception) to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
 Spokane, Washington
August 6, 2002

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) BALANCE SHEETS
	JUNE 30,
	2002	2001
ASSETS
CURRENT ASSETS
Cash	$3,818	$23,074
Receivable from related party	-	603
Total Current Assets	3,818	23,677
PROPERTY AND EQUIPMENT
Office equipment	8,439	8,439
Less: Accumulated Depreciation	(3,881)	(1,190)
Total Property and Equipment	4,558	7,249
OTHER ASSETS
Deposits	411	411
Mining claims	54	54
Total Other Assets	465	465
TOTAL ASSETS	$8,841	$31,391

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$971	$-
Total Current Liabilities	971	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 20,352,125 shares issued and outstanding	204	204
Additional paid-in-capital	354,502	354,502
Deficit accumulated during the exploration stage	(346,836)	(323,315)
Total Stockholders' Equity	7,870	31,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,841	$31,391

The accompanying notes are an integral part of these financial statements.

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) STATEMENTS OF OPERATIONS
	Years Ended June 30,			From September 14, 1999 (Inception) to June 30, 2002
	2002		2001
REVENUES		$-	$-	$-

EXPENSES
Consulting services provided by directors		-	-	245,462
Rent		1,753	5,967	8,541
General and administrative expense		6,509	19,871	29,220
Legal and accounting		11,816	22,762	48,591
Travel		406	5,524	5,930
Depreciation		2,691	1,190	3,881
Mining exploration expense		346	3,363	5,048
TOTAL EXPENSES		23,521	58,677	346,673

LOSS FROM OPERATIONS		(23,521)	(58,677)	(346,673)

INCOME TAXES		-	-	-

NET LOSS		$(23,521)	$(58,677)	$(346,673)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	Nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		20,352,125	7,072,141

The accompanying notes are an integral part of these financial statements.

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Issuance of common stock for services and in payment of advances for approximately $0.055 per share	5,000,000	$50	$274,950	$-	$275,000
Cancellation of common stock returned by directors for services and payment of advances for approximately $0.055 per share	(2,000,000)	(20)	(109,980)	-	(110,000)
Issuance of common stock for services and in payment of advances for approximately $0.055 per share	1,500,000	15	82,485	-	82,500
Loss for period ending June 30, 2000	-	-	-	(264,475)	(264,475)
Balance, June 30 , 2000	4,500,000	45	247,455	(264,475)	(16,975)
Issuance of common stock for cash at $0.10 per share	1,070,425	11	107,032	-	107,043
Cancellation of common stock returned for services and payment of advances	(1,500,000)	(15)	15	-	-
Issuance of common stock for four-for-one stock dividend at par value	16,281,700	163	-	(163)	-
Net loss for the year ended June 30, 2001	-	-	-	(58,677)	(58,677)
Balance, June 30, 2001	20,352,125	204	354,502	(323,315)	31,391

Net loss for the year ended June 30, 2002	-	-	-	(23,521)	(23,521)
Balance, June 30, 2002	20,352,125	$204	$354,502	$(346,836)	$7,870

The accompanying notes are an integral part of these financial statements.

CAMDEN MINES LIMITED (An Exploration Stage Enterprise) STATEMENTS OF CASH FLOWS
	Years Ended June 30,		From September 14, 1999 (Inception) to June 30, 2001
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,521)	$(58,677)	$(346,673)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation	2,691	1,190	3,881
Payment of expenses from issuance of stock	-	-	245,462
Decrease (increase) in receivable from related party	603	(603)	-
Increase in deposits	-	-	(411)
Increase (decrease) in accounts payable	971	(1,300)	971
Decrease in accounts payable - related party	-	(3,578)	-
Net cash used in operating activities	(19,256)	(62,968)	(96,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(8,439)	(8,439)
Net cash flows used in investing activities	-	(8,439)	(8,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	107,043	107,043
Proceeds from related party advances	-	-	1,984
Proceeds from (payments to) related party loans	-	(13,148)	-
Net cash provided by financing activities	-	93,895	109,027

Change in cash	(19,256)	22,488	3,818
Cash, beginning of period	23,074	586	-
Cash, end of period	$3,818	$23,074	$3,818
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued in payment of consulting and other expenses	$-	$-	$245,462
Stock issued in payment of advances	$-	$-	$1,984
Stock issued in payment of mining claims	$-	$-	$54
Stock issued for stock dividend	$-	$163	$163

The accompanying notes are an integral parts of these financial statements.

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

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

Accounting Method

The Company's uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Foreign Currency Valuation

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. The net effect of exchange differences arising from currency translation is disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $3,818 as of June 30, 2002. This account is not insured.

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, accounts payable, notes payable and accrued liabilities approximate their fair value.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing soperations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2002, the Company had net deferred tax assets of approximately $20,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company had a net operating loss of approximately $101,000 from inception, which expires in the years 2020 through 2022. The Company recognized approximately $245,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

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

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $346,673 for the period of September 14, 1999 (inception) to June 30, 2002 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Office Equipment

Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation amounted to $2,691 and $1,190, respectively for the years ended June 30, 2002 and 2001.

Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. During the year ended June 30, 2002, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to have no effect on the financial statements, as the Company does not have assets with indeterminate lives.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

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

In September 1999, the Company, through Mr. Hugh Grenfal, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in eight mining claims in the Iron Wolf property, Nanaimo Mining Division, Vancouver Island, British Columbia, Canada. Payment of $54 was required to record the eight mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock as denoted above. Although the

CAMDEN MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 3 - COMMON STOCK (continued)

claims are recorded in Mr. Grenfal's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

During the year ended June 30, 2001, the Company sold 1,070,425 shares of its common stock at an offering price of ten cents per share. These shares were sold pursuant to a public offering of the stock and are considered free-trading on the public market. During May 2001, a shareholder returned to the Company for cancellation 1,500,000 shares of common stock which had previously been issued for services and in payment of advances.

The Company issued four additional shares of its common stock for each one share of common stock outstanding as a stock dividend to shareholders of record as of May 16, 2001. A total of 16,281,700 shares of common stock were issued in regards to the aforementioned stock dividend.

There was no activity involving common stock during the fiscal year ended June 30, 2002.

NOTE 4 - RELATED PARTIES

The Company occupies office space provided by Callinan Mines Limited. Monthly rental is determined by usage.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves for the Company's mining claims.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Hugh Grenfal, Jr.	32	president, chief executive officer, treasurer, chief financial officer and a member of the board of directors
Sergei Stetsenko	31	secretary and a member of the board of directors

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Hugh Grenfal has been president, chief executive officer, treasurer, chief financial officer and a member of the board of directors of our company since inception February 14, 1999. From January 1991 to June 1996, Mr. Grenfal was president of Booker Gold Explorations Ltd., a mining and exploration corporation located in Vancouver, British Columbia. From October 1996 to December 2001, Mr. Grenfal was a director of Callinan Mines Limited, a mining and exploration corporation located in Vancouver, British Columbia with revenue producing copper and zinc properties located in Manitoba, Canada.

From June 20, 1999 to May 11, 2000, Mr. Grenfal was president of Paxton Mining Corporation located in Vancouver, British Columbia. Paxton Mining Corporation was a mining company. Since January 2000, Mr. Grenfal has been president of Aberdene Mines Limited located in Vancouver, British Columbia. Aberdene Mines is a mining exploration company. From September 1999 to February 2002, Mr. Grenfal was president of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining was an exploration company that has since changed its line of business to hydrocarbon exploration and development and been renamed TexEn Oil and Gas Inc.

Since September 1999, Mr. Grenfal has been president of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining Corporation is an exploration company. From July 2000 to September 2001, Mr. Grenfal was president of Raglan Mines Limited located in Vancouver, British Columbia. Raglan Mines Limited is a mining exploration company. Mr. Grenfal is currently not a full time employee with another entity.

Sergei Stetsenko has been our secretary and a member of the board of directors since inception. From December 1994 to June 1996, Mr. Stetsenko was the operations manager of Booker Gold Explorations Ltd. His responsibilities included overseeing and implementation of exploration programs and a member of the Hearne Hill copper deposit discovery team.

From October 1996 to the present, Mr. Stetsenko was the operations manager of exploration for Callinan Mines Limited. From September 1999 until February 2002, Mr. Stetsenko was secretary of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining was an exploration company that has since changed its line of business to hydrocarbon exploration and development and been renamed TexEn Oil and Gas Inc.

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

Committees of the Board of Directors

We have established no committees.

Section 16(a)

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 an 5 required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr. President, CEO, Treasurer, CFO & Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Sergei Stetsenko Secretary & Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Yaroslav Grabovetsky Director (resigned - May 3, 2001)	2001 2000	0 0	0 0	0 0	0 0	0 0	0 0	0 0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 16, 2002, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Hugh Grenfal, Jr.	7,500,000	President, Chief Exective Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	36.85%
Sergei Stetsenko	7,500,000	Secretary and a member of the Board of Directors	36.85%
All officer and Directors as a Group (2 Persons)	15,000,000		73.70%

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

Further, on January 20, 2000, Messrs Grenfal and Stetsenko each returned 950,000 shares of common stock to us. This transaction resulted in a reduction to compensation of $110,000.

Since our inception, Mr. Grenfal advanced loans to us in the total sum of $13,148, which were used for organizational and start-up costs and operating capital. The loans did not bear interest and were repaid during the year ended June 30, 2001.

On May 7, 2001, Yaroslav Grabovetsky, a shareholder and member of the board of directors returned 1,500,000 shares of common stock to us for cancellation, which had previously been issued for services and in payment of advances. Mr. Grabovetsky resigned from the Board of Directors on May 3, 2001. Mr. Grabovetsky had no disagreements with us.

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
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Iron Wolf 1 Claim.
Iron Wolf 2 Mining Claim.
Iron Wolf 3 Mining Claim.
Iron Wolf 4 Mining Claim.
Iron Wolf 5 Mining Claim.
Iron Wolf 6 Mining Claim.
Iron Wolf 7 Mining Claim.
Iron Wolf 8 Mining Claim.
Statement of Trustee.
Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of September, 2002.

CAMDEN MINES LIMITED (Registrant)
BY:	/s/ Hugh Grenfal Hugh Grenfal, Jr., President, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal Hugh Grenfal, Jr.	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	09/19/2002
/s/ Sergei Stetsenko Sergei Stetsenko	Secretary and a member of the Board of Directors	09/19/2002

CERTIFICATION

I, Hugh Grenfal, Jr., President, Chief Executive Officer, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed the Form 10-KSB of Camden Mines Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations for, the periods presented in the report; and,

4. This periodic report containing financial statements fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that information contained in the periodic report fairly represents, in all material respects, the financial condition and results of operations of Camden Mines Limited.

Date: September 19, 2002

/s/ Hugh Grenfal
Hugh Grenfal, Jr.
President, Chief Executive Officer, Treasurer and Chief Financial Officer