Form 10QSB
period 2002-09-30
CAMDEN MINES LTD
filed 2002-11-12
CIK 1104904

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ x ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
Yes [ x ]             No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
September 30, 2002:   20,352,125

==================================================================================

PART I.

ITEM 1.   FINANCIAL STATEMENTS

Camden Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30, 2002 $ (unaudited)	June 30, 2002 $ (audited)

ASSETS
Current Assets
Cash	2,045	3,818
Deposits	411	411
Total Current Assets	2,456	4,229
Property, Plant and Equipment (Note 3)	3,885	4,558
Mineral Properties (Note 4)	54	54
Total Assets	6,395	8,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	4,510	971
Accrued liabilities	600	-
Total Liabilities	5,110	971
Contingency (Note 1)

Stockholders' Equity
Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 20,352,125 shares issued and outstanding	204	204
Additional Paid-in Capital	354,502	354,502
	354,706	354,706
Deficit Accumulated During the Exploration Stage	(353,421)	(346,836)
Total Stockholders' Equity	1,285	7,870
Total Liabilities and Stockholders' Equity	6,395	8,841

Camden Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from September 14, 1999 (Date of Inception) to September 30, 2002 $	Three Months Ended September 30,
		2002 $	2001 $
Revenue	-	-	-
Expenses
Amortization	4,554	673	673
Consulting	245,462	-	-
General and administration	29,632	412	1,038
Mining exploration	5,048	-	-
Professional fees	54,066	5,475	5,618
Rent	8,541	-	700
Transfer agent and filing fees	25	25	-
Travel	5,930	-	-
	353,258	6,585	8,029
Net Loss for the Period	(353,258)	(6,585)	(8,029)
Net Loss Per Share - Basic		-	-
Weighted Average Shares Outstanding		20,352,000	20,352,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Camden Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2002 $	2001 $
Cash Flows To Operating Activities
Net loss	(6,585)	(8,029)
Adjustment to reconcile net loss to cash
Amortization	673	673
Changes in non-cash working capital items
Increase in accounts payable and accrued liabilities	4,139	4,018
Net Cash Used In Operating Activities	(1,773)	(3,338)
Cash Flows From Financing Activities
Advances from related party	-	1,670
Net Cash Provided By Financing Activities	-	1,670
Net Cash Used in Investing Activities	-	-
Net Decrease in Cash	(1,773)	(1,668)
Cash - Beginning of Period	3,818	23,074
Cash - End of Period	2,045	21,406
Non-Cash Financing Activities	-	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.       Exploration Stage Company

The Company was incorporated in the State of Nevada on September 14, 1999. In September 1999 the Company purchased eight mineral claims, situated in the Iron Wolf property, Nanaimo Mining Division, Vancouver Island, British Columbia, Canada.

The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation in September 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At September 30, 2002, the Company had a working capital deficit of $2,654. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $18,654 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective.

2.       Summary of Significant Accounting Principles

a)       Year End

The Company's year end is June 30.

b)       Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)       Property, Plant and Equipment

Property, plant and equipment is stated at cost. Amortization is computed using the straight-line method over five years.

e)       Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

f)       Foreign Currency Transactions/Balances

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the years, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

g)       Exploration Costs

The Company is in the exploration stage and all costs relating to mineral property grassroots exploration are charged to operations as incurred.

h)       Basic and Diluted Net Income (Loss) per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

i)       Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

j)       Financial Instruments

The carrying value of cash and equivalents, accounts payable, accrued liabilities, and due to related party approximate fair value due to the relatively short maturity of these instruments.

k)       Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totalled $2,045 on September 30, 2002. This account is not insured.

l)       Provision for Taxes

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

At September 30, 2002, the Company had a net operating loss of approximately $108,000 from inception, which expires in the years 2020 through 2022. The Company recognized approximately $245,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

m)     Accounting Pronouncements

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. During the year ended June 30, 2002, the Company adopted SFAS No. 142. Application of the non-amortization provision of SFAS No. 142 is expected to have no effect on the financial statements, as the Company does not have assets with indeterminate lives.

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

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.       Property, Plant and Equipment

	Cost	Accumulated Amortization	September 30, 2002 Net Carrying Value	June 30, 2002 Net Carrying Value
	$	$	$	$
			(unaudited)	(audited)

Office equipment	8,439	4,554	3,885	4,558

4.       Mineral Properties

In September 1999, the Company, through Hugh Grenfal, its President and a member of the board of directors, acquired 100% of the rights, titles and interests in eight mining claims in the Iron Wolf property, Nanaimo Mining Division, Vancouver Island, British Columbia. Payment of $54 was required to record the eight mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock. Although the claims are recorded in Mr. Grenfal's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

5.       Related Party Transactions/Balances

The Company occupies office space provided by Mr. Grenfal, its President, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage. While Mr. Grenfal is no longer affiliated with Callinan Mines, the Company expects that the office rental arrangement will continue for at least the next year.

PART II.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

In the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment, due to the present shortage of working capital. We also have no plan for research and development for any property or product other than our mineral claims. See below for development information on the Iron Wolf claims.

At September 30, 2002, the Company had a working capital deficit of $3,436. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $19,436 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

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

From the effective date of the registration statement to the ending date of the reporting period, September 30, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $107,032.

Our Form SB-2 registration statement was declared effective by the SEC on September 5, 2000 (SEC File No. 333-35332). We registered 2,000,000 shares of common stock for sale. On October 24, 2000 we completed our public offering and sold 1,070,425 shares of common stock raising $107,032 from the offering.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

The funds received were spent as follows:

Related party payables repayment	$22,637
Rent	$7,942
General & Administrative	$27,336
Legal & Accounting	$39,453
Travel	$5,930
Mining Exploration	$3,709
Stock Transfer Fee	$25

TOTAL	$107,032

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of November, 2002.

CAMDEN MINES LIMITED
(Registrant)
By:	/s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Principal Accounting Officer and a member of the Board Of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CAMDEN MINES LIMITED (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Hugh Grenfal, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hugh Grenfal
Hugh Grenfal Chief Executive Officer Chief Financial Officer November 11, 2002

CERTIFICATION

I, Hugh Grenfal, certify that:

1.     I have reviewed this interim report on Form 10-QSB of Ancona Mining Corporation;

2.     Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Date:	November 11, 2002	/s/ Hugh Grenfal
Hugh Grenfal President, Chief Executive Officer, Treasurer and Chief Financial Officer