Form 10QSB
period 2003-03-31
CAMDEN MINES LTD
filed 2003-05-05
CIK 1104904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ x ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

          [   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or the transition period from to

COMMISSION FILE NUMBER 333-35332

CAMDEN MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0437644
(State of incorporation)	(IRS Employer Identification Number)

1040 West Georgia-suite 1160
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
Yes [ x ]             No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 20,352,125

PART I.- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Camden Mines Limited

Contents

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Camden Mines Limited

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	March 31, 2003 $ (unaudited)	June 30, 2002 $ (audited)

ASSETS

Current Assets

Cash	612	3,818
Deposits	411	411

Total Current Assets	1,023	4,229

Property, Plant and Equipment (Note 3)	2,540	4,558

Mineral Properties (Note 4)	54	54

Total Assets	3,617	8,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	7,046	971
Accrued liabilities	1,200	-

Total Liabilities	8,246	971

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 20,352,125 shares issued and outstanding	204	204

Additional Paid-in Capital	354,502	354,502

	354,706	354,706

Deficit Accumulated During the Exploration Stage	(359,335)	(346,836)

Total Stockholders' Equity (Deficit)	(4,629)	7,870

Total Liabilities and Stockholders' Equity	3,617	8,841

Camden Mines Limited

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	Accumulated from
	September 14, 1999
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to March 31,	March 31,		March 31,
	2003 $	2003 $	2002 $	2003 $	2002 $

Revenue	-	-	-	-	-

Expenses

Amortization	5,899	673	674	2,018	2,020
Consulting	245,462	-	-	-	-
General and administration	29,665	15	2,663	445	4,561
Mining exploration	5,048	-	-	-	-
Professional fees	57,641	725	1,923	9,050	9,941
Rent	9,452	911	461	911	1,161
Transfer agent and filing fees	75	-	-	75	-
Travel	5,930	-	-	-	406

	359,172	2,324	5,721	12,499	18,089

Net Loss for the Period	(359,172)	(2,324)	(5,721)	(12,499)	(18,089)

Net Loss Per Share - Basic		-	-	-	-

Weighted Average Shares Outstanding		20,352,000	20,352,000	20,352,000	20,352,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

 Camden Mines Limited

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	Nine Months Ended
	March 31,
	2003 $	2002 $

Cash Flows To Operating Activities

Net loss	(12,499)	(18,089)

Adjustment to reconcile net loss to cash

Amortization	2,018	2,020

Changes in non-cash working capital items

Increase in accounts payable and accrued liabilities	7,275	364

Net Cash Used In Operating Activities	(3,206)	(15,705)

Net Cash Provided By Financing Activities	-	-

Net Cash Used in Investing Activities	-	-

Net Decrease in Cash	(3,206)	(15,705)

Cash - Beginning of Period	3,818	23,074

Cash - End of Period	612	7,369

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

NOTES TO THE FINANCIAL STATEMENTS

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

At March 31, 2003, the Company had a working capital deficit of $7,223. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $23,223 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective and has been completed

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

j)         Financial Instruments

The carrying value of cash and equivalents, accounts payable and accrued liabilities approximate fair value due to the relatively short maturity of these instruments.

k)       Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totalled $612 on March 31, 2003. This account is not insured.

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

l)    Recent Accounting Pronouncements (continued)

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

3.         Property, Plant and Equipment

			March 31, 2003	June 30, 2002
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Office equipment	8,439	5,899	2,540	4,558

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

5.   Related Party Transactions

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

At March 31, 2003, the Company had a working capital deficit of $7,223. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $23,223 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

The affairs of the company are not complex and therefore the president has reason to believe that controls and procedures are adequate at this time. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

The company follows the 'open folder' method of reality-checking whereby any shareholder, or any individual with a valid business purpose, may examine the books, records, documentation and bills, checks and accounts of the company during business hours at our main office. This policy is expected to continue while the present directors remain directors of the company.

PART II - OTHER INFORMATION

Item 2. Changes in Securities.

(d) There were no changes in this quarter.

From the effective date of the registration statement to the ending date of the reporting period, March 31, 2003, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $107,032.

Our Form SB-2 registration statement was declared effective by the SEC on September 5, 2000 (SEC File No. 333-35332). We registered 2,000,000 shares of common stock for sale. On October 24, 2000 we completed our public offering and sold 1,070,425 shares of common stock raising $107,032 from the offering.

From the effective date of the registration statement to the ending date of the reporting period, March 31, 2003, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.  The funds received were spent and recorded as noted in the December 2002 10QSB filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of May, 2003.

Camden Mines Limited
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

Dated this 2nd day of May, 2003.

/s/ Hugh Grenfal Hugh Grenfal, Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Camden Mines Limited on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Hugh Grenfal, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 2nd day of May, 2003.

/s/ Hugh Grenfal Hugh Grenfal Chief Executive Officer and Chief Financial Officer