Form 10KSB
period 2003-06-30
CAMDEN MINES LTD
filed 2003-09-11
CIK 1104904

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-33195

CAMDEN MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0435904 (Employer Identification No.)

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
Yes [ x ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2003: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 7, 2003: $9,901,431

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 7, 2003: 20,352,125

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

* * *	extensive trenching more advanced geophysical work driving

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

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* * * *	locating claims posting claims working claims reporting work performed

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

1. 2. 3.	Health and Safety Archaeological Sites Exploration Access

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

Employees

We intend to continue the use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Messrs. Grenfal and Stetsenko, who are our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Grenfal and Stetsenko, who were compensated for their services. Messrs. Grenfal and Stetsenko, do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Risk Factors

1. We have a limited operating history. We expect losses to continue, and the failure to generate revenues could cause us to go out of business. We were incorporated in September 1999 and we have started our proposed business operations but not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $363,642. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* * *	our ability to locate a profitable mineral property our ability to generate revenues our ability to reduce exploration and development costs.

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

Our business offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2003 we paid $911 for rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

At September 7, 2003, we had 37 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "CNMN". The table shows the high and low trades of our company's common stock for 2002 and 2003

Quarter ended
2002	High Trade	Low Trade
March 31	2.43	0.80
June 30	1.80	1.01
September 30	2.15	1.30
December 31	2.30	1.70

2003
March 31	2.25	1.40
June 30	2.465	1.30

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 20,352,125 shares of common stock outstanding as of September 7, 2003, 15,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

We are engaged in exploration and acquisition of our mineral property. Our principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At June 30, 2003, we had working capital deficiency of $10,857 versus working capital of $3,258 at June 30, 2002. This change is primarily the result of continuing professional fees we incurred.

At June 30, 2003, we had total assets of $3,660 consisting of mainly cash and office equipment. This compares with our assets at June 30, 2002 of $8,841. The decrease is largely due to amortization of property and equipment of $2,691 and decrease in cash of $2,490.

At June 30, 2003, our total liabilities rose to $12,596 from $971 at June 30, 2002 primarily resulting from unpaid professional fees.

We have had no revenues from inception. Although there is insufficient capital to fully explore and develop mineral properties, we hope to survive and exploit its resources with possible funding sources including sales of its securities and shareholder loans. There are at present no such plans. We have no long-term debt.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

We have inadequate cash reserves to maintain offices and operations during the next twelve months ending June 30, 2004. We have insufficient cash to maintain operations and we will have to raise additional cash to remain in business. Even if management were to restrain spending to one-half of the 2003 rate, an aggressive restraint program, this would not be enough to ensure survival of the company in business. Our ability to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

We posted a loss of $16,806 for the year ending June 30, 2003. The principal component of the loss was professional expenses.

Operating expenses for the year ending June 30, 2003 were $16,806, down from $23,521 for the year ending June 30, 2002, which resulted largely from a decrease in general and administrative expense of $5,975.

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

1) Functional currency and treatment of foreign currency translation. Due to the majority of our financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although our main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars; monetary assets and liabilities denominated in Canadian Dollars are translated into US dollars at the exchange rate in effect at the balance sheet. Income and expense items are translated at the exchange rate prevailing when the transaction occurred.

2) Research, development and exploration expenditures. All research development and exploration expenditures incurred have been generated internally and are charged to operations.

3) Capitalization of intangible assets. Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

Camden Mines Limited
(An Exploration Stage Company)

Independent Auditors' Report

To the Stockholders
Camden Mines Limited
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Camden Mines Limited (a Nevada corporation) as of June 30, 2003, and the related statement of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Camden Mines Limited as of June 30, 2002, and the related statement of operations, cash flows and stockholders' deficit accumulated for the period from September 14, 1999 (Date of Inception) to June 30, 2002 and the year ended June 30, 2002, was audited by other auditors in their report dated August 6, 2002. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of Camden Mines Limited as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not obtained profitable operations since inception and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 25, 2003

Camden Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30, 2003 $	June 30, 2002 $
ASSETS

Current Assets
Cash	1,328	3,818
Deposits	411	411

Total Current Assets	1,739	4,229

Property and Equipment (Note 4)	1,867	4,558

Mineral Properties (Note 3)	54	54

Total Assets	3,660	8,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	2,711	971
Accrued liabilities	5,250	-
Advances from related party (Note 5(b))	4,635	-
Total Liabilities	12,596	971

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 20,352,125 shares issued and outstanding	204	204

Additional Paid-in Capital	354,502	354,502
	354,706	354,706
Deficit Accumulated During the Exploration Stage	(363,642)	(346,836)
Total Stockholders' Equity (Deficit)	(8,936)	7,870

Total Liabilities and Stockholders' Equity	3,660	8,841

(The Accompanying Notes are an Integral Part of these Financial Statements)

Camden Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from September 14, 1999 (Date of Inception) to June 30, 2003 $	Year Ended June 30, 2003 $	2002 $
Revenue	-	-	-

Expenses
Consulting	245,462	-	-
Depreciation	6,572	2,691	2,691
General and administration	29,754	534	6,509
Mining exploration	5,048	-	346
Professional fees	60,841	12,250	11,816
Rent (Note 5(a))	9,452	911	1,753
Transfer agent and filing fees	420	420	-
Travel	5,930	-	406

	363,479	16,806	23,521

Net Loss for the Period	(363,479)	(16,806)	(23,521)

Net Loss Per Share - Basic		-	-

Weighted Average Shares Outstanding		20,352,125	20,352,125

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The Accompanying Notes are an Integral Part of these Financial Statements)

Camden Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Year Ended June 30,		For the Period from September 14, 1999 (Date of Inception) to June 30,
	2003 $	2002 $	2003 $
Cash Flows From Operating Activities
Net loss	(16,806)	(23,521)	(363,479)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,691	2,691	6,572
Payment of expenses from issuance of stock	-	-	245,462
Change in operating assets and liabilities
Deposits and prepaid expenses	-	-	(411)
Accounts payable and accrued liabilities	6,990	971	7,961
Due to related parties	4,635	603	4,635
Net Cash (Used In) Operating Activities	(2,490)	(19,256)	(99,260)
Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(8,439)
Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-	107,043
Repayment of related party loans	-	-	-
Proceeds from related party loans	-	-	1,984
Net Cash Provided By Financing Activities	-	-	109,027
Increase (Decrease) in Cash	(2,490)	(19,256)	1,328
Cash - Beginning of Period	3,818	23,074	-
Cash - End of Period	1,328	3,818	1,328
Non-Cash Financing Activities
Stock issued in payment of consulting and other expenses	-	-	245,462
Stock issued in payment of advances	-	-	1,984
Stock issued in payment of mining claims	-	-	54
Stock issued for stock dividend	-	-	163
Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

Camden Mines Limited
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
(expressed in U.S. dollars)

	Common Stock		Additional Paid-in Capital $	Deficit $	Total Stockholders' Equity (Deficit) $
	# of Shares	Amount $
Balance - September 14, 1999 (Date of Inception)	-	-	-	-	-
Issuance of common stock for services and in payment of advances for approximately $0.055 per share	5,000,000	50	274,950	-	275,000
Cancellation of common stock by directors for services and payment of advances for approximately $0.055 per share	(2,000,000)	(20)	(109,980)	-	(110,000)
Issuance of common stock for services and in payment of advances for approximately $0.055 per share	1,500,000	15	82,485	-	82,500
Net loss for period	-	-	-	(264,475)	(264,475)
Balance - June 30, 2000	4,500,000	45	247,455	(264,475)	(16,975)
Sale of common stock for cash at $0.10 per share	1,070,425	11	107,032	-	107,043
Cancellation of common stock returned for services and payment of advances	(1,500,000)	(15)	15	-	-
Issuance of common stock for four-for-one dividend at par value	16,281,700	163	-	(163)	-
Net loss for the year	-	-	-	(58,677)	(58,677)
Balance - June 30, 2001	20,352,125	204	354,502	(323,315)	31,391
Net loss for the year	-	-	-	(23,521)	(23,521)
Balance - June 30, 2002	20,352,125	204	354,502	(346,836)	7,870
Net loss for the year	-	-	-	(16,806)	(16,806)
Balance - June 30, 2003	20,352,125	204	354,502	(363,642)	(8,936)

(The Accompanying Notes are an Integral Part of these Financial Statements)

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

At June 30, 2003, the Company had a working capital deficit of $10,857 and an accumulated deficit of $363,642. The Company expects to fund itself in the next twelve months by sales of shares.

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

c) Use of Estimates

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

d) Cash and Cash Equivalents

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

f) Property and Equipment

Property and equipment are stated at cost. Amortization is computed using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

g) Foreign Currency Transactions/Balances

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

h) Exploration and Development Costs

The Company has been in the exploration stage since its formation in September 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Payments related to the acquisition of the land and mineral rights are capitalized as incurred.

i) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

j) Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

k) Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $1,328 on June 30, 2003. At June 30, 2003 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

l) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

m) Recent Accounting Pronouncements (continued)

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

n) Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

3. Mineral Properties

In September 1999, the Company, through its President and a member of the board of directors, acquired 100% of the rights, titles and interests in eight mining claims in the Iron Wolf property, Nanaimo Mining Division, Vancouver Island, British Columbia, Canada. Payment of $54 was required to record the eight mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock. The claims were originally purchased by the President; however, title to the claims has been conveyed to the Company via an unrecorded deed.

4. Property and Equipment

	Cost $	Accumulated Amortization $	June 30, 2003 Net Carrying Value $	June 30, 2002 Net Carrying Value$

Office equipment	8,439	6,572	1,867	4,558

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5. Related Party Transactions/Balances

a) The Company occupies office space provided by the Company's President. Rent expense of $911 and $1,753 has been charged to operations for the years ending June 30, 2003 and 2002, respectively.

b) The amount due to the President of the Company is non-interest bearing, unsecured and due on demand.

6. Income Taxes

The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

The Company has net operating loss carry forwards of $118,000 to offset future years taxable income expiring in fiscal 2014 through 2018.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003 $	2002 $

Net Operating Losses	16,806	23,521
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	-
Deferred Tax Asset	5,714	7,997
Valuation Allowance	(5,714)	(7,997)
Net Deferred Tax Asset	-	-

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

6. Income Taxes (continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carryforward period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 7, 2002, the accounting firm of Williams & Webster, P.S. was dismissed by our Board of Directors as our independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between us and Williams & Webster. Williams & Webster, P.S. were dismissed because we determined that it was in the Company's best interest to have its auditor located in Vancouver, British Columbia where our corporate headquarters are located.

The report of Williams & Webster, P.S. on our financial statements as of and for the years ended June 30, 2002 and 2001 did not contain an adverse, qualified or disclaimer of opinion. However, the report did contain an explanatory paragraph wherein Williams & Webster expressed substantial doubt about our ability to continue as a going concern.

We requested Williams & Webster to furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by us in response to Item 4 of our Form 8-K filed with the SEC, and, if not, stating the respects in which Williams & Webster did not agree. The Registrant delivered a copy of its Form 8-K to Williams & Webster on October 18, 2002, via facsimile. On October 29, 2002, Williams & Webster replied and letter agreed with the statements contained therein was filed as Exhibit 16.1 to our Form 8-K/A-1 filed with the SEC on November 5, 2002.

At our board meeting on October 7, 2002, our Board of Directors engaged Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as our independent auditor for our fiscal year ending June 30, 2003. Manning Elliott accepted such appointment on October 11, 2002. Prior to their appointment, we did not consult with Manning Elliott on any matters related to accounting or the type of opinion they may issue or disagreements between the accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of our directors and officers are as follows:

Name	Age	Position(s)
Hugh Grenfal, Jr.	33	president, principal executive officer, treasurer, principal financial officer and a member of the board of directors
Sergei Stetsenko	32	secretary and a member of the board of directors

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by our Company to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr. President, CEO, Treasurer, CFO & Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Sergei Stetsenko Secretary & Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Yaroslav Grabovetsky Director (resigned - May 3, 2001)	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003.

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

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2004. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 16, 2003, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Hugh Grenfal, Jr.	7,500,000	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	36.85%
Sergei Stetsenko	7,500,000	Secretary and a member of the Board of Directors	36.85%
All officer and Directors as a Group (2 Persons)	15,000,000		73.70%

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
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Iron Wolf 1 Claim.
Iron Wolf 2 Mining Claim.
Iron Wolf 3 Mining Claim.
Iron Wolf 4 Mining Claim.
Iron Wolf 5 Mining Claim.
Iron Wolf 6 Mining Claim.
Iron Wolf 7 Mining Claim.
Iron Wolf 8 Mining Claim.
Statement of Trustee.

The following exhibits are filed with this report:
14.1	Code of Ethics
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $-0- Williams & Webster, P.S.
2002 - $7,707.50 Williams & Webster, P.S.

2003 - $1,800.00 Manning Elliott
2002 - $1,200.00 Manning Elliott

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 - nil - Williams & Webster, P.S.
2002 - nil - Williams & Webster, P.S.

2003 - nil - Manning Elliott
2002 - nil - Manning Elliott

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - nil - Williams & Webster, P.S.
2002 - nil - Williams & Webster, P.S.

2003 - nil - Manning Elliott
2002 - nil - Manning Elliott

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - nil - Williams & Webster, P.S.
2002 - nil - Williams & Webster, P.S.

2003 - nil - Manning Elliott
2002 - nil - Manning Elliott

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of September, 2003.

CAMDEN MINES LIMITED (Registrant)
BY:	/s/ Hugh Grenfal Hugh Grenfal, Jr., President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr.	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors	09/11/2003
/s/ Sergei Stetsenko Sergei Stetsenko	Secretary and a member of the Board of Directors	09/11/2003