Form 10QSB
period 2003-09-30
CAMDEN MINES LTD
filed 2003-11-14
CIK 1104904

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                    Commission File Number:  333-35332


                             CAMDEN MINES LIMITED
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                     Nevada                            88-0437644
           -------------------------------       ----------------------
           (State or other jurisdiction of       (IRS Employer
           incorporation or organization)        Identification Number)


                    1040 West Georgia Street, suite 1160
	            Vancouver, BC Canada V6E 4H1
                -------------------------------------------
                  (Address of principal executive offices)

               Issuer's telephone number:  604-605-0885



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes [X]  No [ ]

As of November 12, 2003 the Company had 20,352,125 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.







PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



Camden Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)


					September 30,2002			June 30,2003
					$					$
					(unaudited)				(audited)

ASSETS

Current Assets

Cash						296				1,328
Deposits					411				  411

Total Current Assets				707		                1,739

Property and Equipment (Note 4)			1,195				1,867

Mineral Properties (Note 3)	  		   54				   54

Total Assets					1,956				3,660

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable				2,111				2,711
Accrued liabilities				4,350				5,250
Advances from related party (Note 5(b))		6,135				4,635

Total Liabilities			       12,596			       12,596

Contingency (Note 1)


Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares
authorized with a par value of
$0.00001; 20,352,125 shares issued
and outstanding					    204				 204

Additional Paid-in Capital			354,502			      354,502

						354,706			      354,706

Deficit Accumulated During the
Exploration Stage				(365,346)		     (363,642)

Total Stockholders' Equity (Deficit)		 (10,640)		       (8,936)

Total Liabilities and Stockholders' Equity	   1,956		        3,660





Camden Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


					Accumulated from
					September 14, 1999
					(Date of Inception)		Three Months Ended
					to September 30,		September 30,
						2003			2003		2002
						$			$		$

Revenue


Expenses

Amortization					6,572			673		673
Consulting				      245,462
General and administration		       29,682			 16	        412
Mining exploration				5,438			390
Professional fees			       58,241			600	      5,475
Rent						9,452
Transfer agent and filing fees			  100			 25		25
Travel						5,930

					      360,877		       1,704          6,585

Net Loss for the Period		    	    (360,877)		      (1,704)	     (6,585)


Net Loss Per Share   Basic


Weighted Average Shares Outstanding				   20,352,000     20,352,000


(Diluted loss per share has not been presented as the result is anti-dilutive)



Camden Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


							Three Months Ended
							September 30,
							2003		2002
							$		$

Cash Flows To Operating Activities

Net loss						(1,705)		(6,585)

Adjustment to reconcile net loss to cash

Amortization						   673		   673

Changes in non-cash working capital items

Increase in accounts payable and accrued liabilities	  1,500		 4,139

Net Cash Used In Operating Activities			    468		(1,773)

Cash Flows From Financing Activities

Advances (to) from related party			(1,500)

Net Cash Provided By Financing Activities

Net Cash Used in Investing Activities

Net Decrease in Cash					(1,032)		(1,773)

Cash   Beginning of Period				 1,328		 3,818

Cash   End of Period					   296		 2,045

Non-Cash Financing Activities

Supplemental Disclosures

Interest paid
Income taxes paid



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

At September 30, 2003, the Company had a working capital deficit of $11,889. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $27,889 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective and has been completed.


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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

2.	Summary of Significant Accounting Principles (continued)

e)	Long-Lived Assets

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

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totalled $296 in September 30, 2003. This account is not insured.

2.	Summary of Significant Accounting Principles (continued)

l)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation   Transition and Disclosure", which amends SFAS No. 123 to
provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

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

2.	Summary of Significant Accounting Principles (continued)

n)	Interim Financial Statements

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


3.	Property and Equipment


	Cost					  $8,439
	Accumulated Amortization	          $7,244
 	September 30,2003  Net CarryingValue      $1,195 (unaudited)
	June 30, 2003	   Net Carrying Value	  $1,867 (audited)


4.	Mineral Properties

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

a)	The Company occupies office space provided by Mr. Grenfal, its
President, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage. While Mr. Grenfal is no longer affiliated with Callinan Mines, the Company expects that the office rental arrangement will continue for at least the next year.

b)	The amount due to the President of the Company is non-interest bearing, unsecured and due on demand.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 involve known and unknown risks,uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Overview:

The Company was incorporated in the State of Nevada on September 14, 1999. In September 1999 the Company purchased eight mineral claims, the Iron Wolf property, Nanaimo Mining Division, Vancouver Island, British Columbia, Canada.

The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting mineral claims. The Company's current efforts are focused on maintaining the corporate entity and securing new financing.

We are currently in Phase One of our proposed exploration program.

Exploration was carried out on the Iron Wolf properties during the period of June 4 to June 9, 2001. A program of soil and rock sampling, prospecting and geological mapping was completed. A second property trip was also done on August 11, 2001 when a 360 lb rock sample was collected.

The results of our testing for gold were disappointing. However, there was evidence of the presence of magnetite of unknown quantity and quality, an iron mineral that has industrial applications. We will investigate further the magnetite market before deciding if we should conduct further exploration and testing for this mineral.

Other than the foregoing, we have not conducted any exploration on our property

Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations.


PLAN OF OPERATION

In the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment, due to the present shortage of working capital. We also have no plan for research and development for any property or product other than our mineral claims. See above for development information on the Iron Wolf claims.

At September 30, 2003, the Company had a working capital deficit of $11,889. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $27,889 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The ability of the Company to continue to grow and expand its business is highly dependent upon the ability of the Company to continue to raise external financing, from the sale of equity and/or the incurrence of debt. If the Company were unable to obtain debt and/or equity financing upon terms that were sufficiently favorable to the Company, or at all, it would have a materially adverse impact upon the ability of the Company to continue to expand its business and operations, or to implement its business plan as now contemplated by the Company.


RELIANCE ON KEY MANAGEMENT

The success of the Company is highly dependent upon the continued services of Hugh Grenfal, its President, Treasurer, Principal Accounting Officer, who is the primary person responsible for building the Company's business. If he were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.



ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.



                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None



                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CAMDEN MINES LIMITED.
                                                   ---------------
                                                     (Registrant)



Date:  November 12, 2003                   By:  __/s/______________________
                                                   Hugh Grenfal
                                                   President, Treasurer,
						   Principal Accounting Officer
					           and a member ofthe Board
                                                   of Directors


                            INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002