Form 10QSB
period 2003-12-31
CAMDEN MINES LTD
filed 2004-02-24
CIK 1104904

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED DECEMBER 31, 2003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Quarterly Period Ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-35332

CAMDEN MINES LIMITED

-----------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

State or other jurisdiction of   incorporation or organization:    Nevada

IRS Employer Identification Number:    88-0437644

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

Yes [X] No [ ]

As of February 12, 2004 the Company had 20,352,125 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Camden Mines Limited

(An Exploration Stage Company)

December 31, 2003

Camden Mines Limited
(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	December 31, 2003 $ (unaudited)	June 30, 2003 $ (audited)

ASSETS

Current Assets

Cash	-	1,328
Deposits	411	411

Total Current Assets	411	1,739

Property, Plant and Equipment (Note 3)	522	1,867

Mineral Properties (Note 4)	54	54

Total Assets	987	3,660

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	951	2,711
Accrued liabilities	3,400	5,250
Advances from related party (Note 5 (b))	9,378	4,635

Total Liabilities	13,729	12,596

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 20,352,125 shares issued and outstanding	204	204

Additional Paid-in Capital	354,502	354,502

	354,706	354,706

Deficit Accumulated During the Exploration Stage	(367,448)	(363,642)

Total Stockholders' Equity (Deficit)	(12,742)	(8,936)

Total Liabilities and Stockholders' Equity	987	3,660

Camden Mines Limited

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	Accumulated from
	September 14, 1999
	(Date of Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2003 $	2003 $	2002 $	2003 $	2002 $

Revenue	-	-	-	-	-

Expenses

Depreciation	246,807	672	672	1,345	1,345
Consulting	6,572	-	-	-	-
General and administration	30,082	312	18	328	430
Mining exploration	5,438	-	-	390	-
Professional fees	62,534	1,093	2,850	1,693	8,325
Rent	9,452	-	-	-	-
Transfer agent and filing fees	470	25	50	50	75
Travel	5,930	-	-	-	-

	367,285	2,102	3,590	3,806	10,175

Net Loss for the Period	(367,285)	(2,102)	(3,590)	(3,806)	(10,175)

Net Loss Per Share - Basic		-	-	-	-

Weighted Average Shares Outstanding		20,352,000	20,352,000	20,352,000	20,352,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Camden Mines Limited

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	Six Months Ended
	December 31,
	2003 $	2002 $

Cash Flows To Operating Activities

Net loss	(3,806)	(10,175)

Adjustment to reconcile net loss to cash

Depreciation	1,345	1,345

Changes in non-cash working capital items

Increase in accounts payable and accrued liabilities
	1,133	5,639

Net Cash Used In Operating Activities	(1,328)	(3,191)

Net Cash Provided By Financing Activities	-	-

Net Cash Used in Investing Activities	-	-

Net Decrease in Cash	(1,328)	(3,191)

Cash - Beginning of Period	1,328	3,818

Cash - End of Period	-	627

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

     At December 31, 2003, the Company had a working capital

deficit of $13,318. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $25,318 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The

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

2. Summary of Significant Accounting Principles (continued)

e) Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-

lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued

operations.

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

g) Exploration and Development Costs

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

h) Basic and Diluted Net Income (Loss) Per Share

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

i) Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

2. Summary of Significant Accounting Principles (continued)

j) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003 and 2002, the Company has no

items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

2. Summary of Significant Accounting Principles (continued)

k) Interim Financial Statements

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

l) Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

m) Recent Accounting Pronouncements

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

3. Property and Equipment

Office equipment

    Cost                                             $8,439

    Accumulated Amortization             $7,917

    December 31, 2003 Net Carrying Value  $522 (unaudited)

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

5. Related Party Transactions/Balances

a)    The Company occupies office space provided by a company whose Vice President is the President of the Company. Monthly rental is determined by usage. At December 31,

2003, the Company was indebted to this company for $936, which is non-interest bearing,

unsecured and due on demand. Due to the minimal operations of the Company, no rent has been charged for the six months ended December 31, 2003 (2002 - $nil).

b)    The President of the Company is owed $9,378 at December 31, 2003 for payment of expenses on behalf of the Company.  This amount is non-interest bearing, unsecured and due on demand.

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

    The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results,

performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

At December 31, 2003, the Company had a working capital deficit of

$13,318. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $25,318 to cover both new expenses and the current working capital deficit. This amount would operate the

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

Date: February 12, 2003

By: __/s/________________

Hugh Grenfal

President, Treasurer, Principal Accounting Officer

and a member of the Board of Directors

INDEX TO EXHIBITS

Exhibit

Number Description of Document

------ -----------------------

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of

2002

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002