Form 10QSB
period 2004-03-31
CAMDEN MINES LTD
filed 2004-05-17
CIK 1104904

\QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED MARCH 31,2004

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2004

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

As of May 14, 2004 the Company had 20,352,125 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.







PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Camden Mines Limited
(An Exploration Stage Company)

March 31, 2004




Index

Balance Sheets                               F-1

Statements of Operations                     F-2

Statements of Cash Flows                     F-3

Notes to the Financial Statements            F-4

Camden Mines Limited
(An Exploration Stage Company)
                                    Balance Sheets
(expressed in U.S. dollars)

                                                 March 31,    June 30,
                                                   2004        2003
                                                   $           $
                                               (unaudited)   (audited)
ASSETS


Current Assets

Cash                                              130         1,328
Deposits                                          411           411
________________________________________________________________________
Total Current Assets                              541         1,739

Property and Equipment (Note 3)                     -         1,867

Mineral Properties (Note 4)                        54            54
________________________________________________________________________
Total Assets                                      595         3,660
========================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                 1,098         2,711
Accrued liabilities                              2,400         5,250
Due to related party                            10,903         4,635
________________________________________________________________________
Total Liabilities                               14,401        12,596
________________________________________________________________________

Contingency (Note 1)

Stockholders' Deficit

Common Stock, 100,000,000 shares authorized
with a par value of $0.00001;
20,352,125 shares issued and outstanding           204           204

Additional Paid-in Capital                     354,502       354,502

Deficit Accumulated During Exploration Stage  (368,512)     (363,642)
__________________________________________________________________________
Total Stockholders' Deficit                    (13,806)       (8,936)
__________________________________________________________________________
Total Liabilities and Stockholders' Deficit        595         3,660
==========================================================================

Camden Mines Limited
(An Exploration Stage Company)
                               Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                       Accumulated from
                      September 14,1999
                     (Date of Inception) Three Months Ended Nine Months Ended
                          to March 31         March 31,         March 31,
                              2004        2004     2003      2004        2003
                               $           $          $       $           $

Revenue                              -       -        -         -           -
______________________________________________________________________________

Expenses

  Amortization                   8,439     522      673     1,867       2,018
  Consulting                   245,624       -        -         -           -
  General and administration    30,099      17       15       345         445
  Mining exploration             5,438       -        -       390           -
  Professional fees             63,060     525      725     2,218       9,050
  Rent                           9,452       -      911         -         911
  Transfer agent and filing fees   470       -        -        50          75
  Travel                         5,930       -        -         -           -
_____________________________________________________________________________
Total Expenses                 368,512   1,064    2,324     4,870      12,499
_____________________________________________________________________________

Net Loss for the Period       (368,512) (1,064)  (2,324)   (4,870)    (12,499)
==============================================================================

Net Loss Per Share - Basic and diluted       -        -         -           -
==============================================================================

Weighted Average Shares
Outstanding (Thousands ,000)            20,352   20,352    20,352      20,352

==============================================================================

Camden Mines Limited
(An Exploration Stage Company)
                                 Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)
                                                          Nine Months Ended
                                                               March 31,
                                                        2004              2003
                                                          $                 $

Cash Flows to Operating Activities

Net loss                                               (4,870)         (12,499)

Adjustment to reconcile net loss to net cash
 used in operating activities
  Amortization                                         (1,867)           2,018

Changes in operating assets and liabilities
  Accounts payable and accrued liabilities             (4,463)           7,275
  Due to related party                                  6,268                -
______________________________________________________________________________

Net Cash Used in Operating Activities                  (1,198)          (3,206)
______________________________________________________________________________

Net Cash Provided by Financing Activities                   -                -
______________________________________________________________________________

Net Cash Used in Investing Activities                       -                -
______________________________________________________________________________

Net Decrease in Cash                                   (1,198)          (3,206)

Cash -Beginning of Period                               1,328            3,818
===============================================================================

Cash -End of Period                                       130              612
===============================================================================

Non-Cash Financing Activities                               -                -
===============================================================================

Supplemental Disclosures

  Interest paid                                             -                -
  Income taxes paid                                         -                -
===============================================================================

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

At March 31, 2004, the Company had a working capital deficit of $13,680. A minimum of $2,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $21,680 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.



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

2.      Summary of Significant Accounting Principles (continued)


e)      Property and Equipment

Property and equipment is stated at cost. Amortization is computed using the straight line method over the estimated useful life of five years.


f)      Long-Lived Assets

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

j)      Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, and those sums that are due to a related party approximate fair value, because of the relatively short maturity of these instruments.


k)      Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004 and 2003, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)      Interim Financial Statements

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

3.      Property and Equipment

      Cost                                    $8,439
      Accumulated Amortization                $8,439
      March 31,2004  Net Carrying Value            0 (unaudited)
      June 30, 2003  Net Carrying Value       $1,867 (audited)



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


5.      Related Party Transactions/Balances

a) The Company occupies office space provided by a company whose former Vice-President and director was the President of the Company. At March 31, 2004, the Company was indebted to this company $1,098, which is non-interest bearing, unsecured and due on demand. Due to the minimal operations of the Company, no rent has been charged for the nine months ended March 31, 2004 (2003 - $911).

b) The President of the Company is owed $10,903 at March 31, 2004 for payment of expenses on behalf of the Company. This amount is non-interest bearing,unsecured and due on demand.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

At March 31, 2004, the Company had a working capital deficit of $13,680. A minimum of $2,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $21,680 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

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


                                                   CAMDEN MINES LIMITED.
                                                   ---------------
                                                     (Registrant)



Date:  May 14 2004                   By:  __/s/______________________
                                                   Hugh Grenfal
                                                   President, Treasurer,
                                       Principal Accounting Officer
                                         and a member of the Board
                                                   of Directors


                            INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002