Form 10KSB
period 2004-06-30
CAMDEN MINES LTD
filed 2004-10-04
CIK 1104904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2004

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

                        Commission file number 000-33195

                              CAMDEN MINES LIMITED
                              --------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                          88-0437644
            ------                                          ----------
(State or other jurisdiction of                    (Employer Identification No.)
 incorporation or organization)


                   505 Burrard Street, Suite 1880 (PO Box 15)
                           Vancouver, British Columbia
                                 Canada V7X 1M6
                   ------------------------------------------
          (Address of principal executive offices, including zip code.)

                                 (604) 681-3864
                                 --------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
     None                              None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class               Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

State issuer's revenues for its most fiscal year June 30, 2004: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 27, 2004: (61,056,375-45,052,000) X $2.75 = $44,012,031

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 22, 2004: 61,056,375*

*After taking into effect the stock dividend of two additional shares for each one share of common stock outstanding effective July 29, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]


We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect Camden Mines Limited (the "Company") in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.


                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General
-------

We were incorporated in the State of Nevada on September 14, 1999. We maintain our registered agent's office at 101 Convention Center Drive, suite 700, Las Vegas, Nevada 89109 and our principal executive office is located at 505 Burrard Street, Suite 1880, Vancouver, British Columbia, Canada, V7X 1M6. Our telephone number is (604) 681-3864.

By an action of the majority shareholders which was filed on a Schedule 14C on EDGAR on September 20, 2004, we anticipate that we will be changing our name from Camden Mines Limited to "Xinhua China Ltd." effective on October 12, 2004.

We have been engaged in the acquisition, exploration and development of mining properties, however, we intend to change our business to that of being a majority owner of Xinhua Publications Circulation & Distribution Center Co.,

Ltd., a newly formed company organized under the laws of the Peoples' Republic of China, which has been granted a nationwide distribution licence in China for: books; periodicals; human body art pictorials; audio video product distribution; wholesale, retail and mail order of publicly distributed electronic publications; advertisement by domestic and foreign firms in certain categories of books; and classified ads.

New Business
------------

On September 14, 2004, we announced the signing of two separate binding Letter Agreements under which we would acquire all of the outstanding shares of Pac-Poly Investments Limited ("Pac-Poly") and 95 percent of the outstanding shares of Beijing Boheng Investment & Management Co., Ltd. ("Boheng"). The shareholders of Pac-Poly, a company organized under the laws of the British Virgin Islands, would receive 16,387,000 shares of our common stock and the shareholders of Boheng, a company organized under the laws of the People's Republic of China, would receive 18,613,000 shares of our common stock for a total of 35,000,000 shares.

Pac-Poly and Boheng previously signed an agreement to acquire in aggregate 57.67 percent of Xinhua Publications Circulation & Distribution Center Co., Ltd., a newly formed company organized under the laws of the Peoples' Republic of China. Xinhua C&D has been granted a nationwide distribution licence in China for: books; periodicals; human body art pictorials; audio video product distribution; wholesale, retail and mail order of publicly distributed electronic publications; advertisement by domestic and foreign firms in certain categories of books; and classified ads. In addition to receiving the nationwide distribution licence in China, Xinhua C & D recently finalized distribution agreements for certain international publications for the China market.

The acquisitions of Pac-Poly and Boheng are subject to us completing our due diligence of both Pac-Poly and Boheng within 90 days after entering into the Letter Agreements; each of Pac-Poly and Boheng receiving their intended share capital in the newly created Xinhua C & D, equivalent to an aggregate of 57.67 percent of the outstanding share capital in Xinhua C & D; and other terms and conditions of the Letter Agreements, or Formal Agreements if any are entered into, being satisfied.

In order to encourage Pac-Poly and Boheng to enter into the Letter Agreements with us, Mr. Xianping Wang, our current President, CEO and a director, has agreed upon completion of the acquisition of Pac-Poly and Boheng, to surrender for cancellation 35,000,000 shares of our common stock from the 45,000,000 shares of our common stock that he acquired on August 5, 2004.

Prior Business
--------------

     Background
     ----------

In September 1999, Hugh Grenfal our then President and a directors, acquired one mineral property containing eight mining claims totaling 494 acres located near the town of Campbell River on Vancouver Island, British Columbia, Canada, by arranging the staking of the same through a third party. The property is sometimes referred to as the "Iron Wolf" property. Mr. Grenfal paid $1,358 to stake the claims. The claims were recorded in Mr. Grenfal's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We decided that if gold is discovered on the property and it is economical to remove the gold, we would record the deed, pay the additional tax and file as a foreign corporation.

     The Exploration Program
     -----------------------

In the view of management at the time, it was necessary to conduct exploration and development to determine what amount of minerals, if any, could exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program was designed to economically explore and evaluate our properties. We do not claim to have any ores or reserves whatsoever on any of our properties. The exploration program was intended to proceed in the following three phases, as outlined in the section Description of Property.

We did not intend to interest other companies in the property if we find mineralized materials. Rather, we intended to try to develop the reserves ourselves. This is feasible for a small or modest deposit although a large discovery would have required input from external resources.

     Status of Our Exploration Program
     ---------------------------------

Exploration was carried out on the Iron Wolf properties during the period of June 4 to June 9, 2001. A program of soil and rock sampling, prospecting and geological mapping was completed. A second property trip was also done on August 11, 2001, when 360 lb rock samples were collected.

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

The results of our testing for gold was disappointing. There was evidence of the presence of magnetite of unknown quantity and quality, an iron mineral that has industrial applications but we were unable to conclude that this was of economic significance. Other than the foregoing, we have not conducted any exploration on our property.

     Competitive Factors
     -------------------

The gold mining industry is fragmented. We were competing with other exploration companies looking for gold. We were one of the smallest exploration companies in existence. We were an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or ore from our property. Readily available gold markets exist in Canada and around the world for the sale of gold. As such, we would have been able to sell any gold that we were able to recover.

     Regulations
     -----------

Our mineral exploration program was subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for:

     *    locating claims
     *    posting claims
     *    working claims
     *    reporting work performed

We were also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We were required to comply with these laws in order to operate this type of business. Compliance with these rules and regulations would not have adversely affected our operations.

     Environmental Law
     -----------------

We were also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

     *    Health and Safety
     *    Archaeological Sites
     *    Exploration Access

We were responsible for providing a safe working environment, not disrupt archaeological sites, and conduct our activities in such a manner as to not cause unnecessary damage to the property.

We intended to secure all necessary permits for exploration and, if development was warranted on the property, we intended to file final plans of operation prior to the commencement of any mining operations. We anticipated no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species were expected to be disturbed. Re-contouring and re-vegetation of disturbed surface areas were intended to be completed pursuant to law. Any portals, adit or shafts were intended to be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities could not be determined until we commenced operations and knew what that would involve from an environmental standpoint.

We were in compliance with the foregoing act up to the point when we conveyed the Iron Wolf property back to Mr. Hugh Grenfal, our previous President and director, on August 5, 2004.

Employees
---------

As of the date of this Annual Report, we do not have any employees other than our officers. However, upon completion of the acquisition of Pac-Poly and Boheng, we expect to have the officers and employees of such companies as additional employees. We intend to retain independent consultants on a contract basis to help with our expected new business management, administration and marketing.

At the present time, we have no employment agreements with any of our officers. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Research and Development Expenditures
-------------------------------------

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries
------------

We do not currently have any subsidiaries; however, upon completion of the Letter Agreements entered into with Pac-Poly and Boheng on September 14, 2004, we will own 100% of Pac-Poly and 95% of Boheng. Our intended new business will be operated through Pac-Poly and Boheng.

Patents and Trademarks
----------------------

We do not own, either legally or beneficially, any patents or trademarks.


ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

Until August 5, 2004, we owned eight mineral claims totaling 494 acres located near the town of Campbell River on Vancouver Island, British Columbia, Canada, referred to as the Iron Wolf property. On August 5, 2004, we conveyed these mineral claims back to Mr. Hugh Grenfal. These mineral claims are described above under "Description of Business". For more details on the Iron Wolf property, see our registration statement filing on Form SB-2 at www.sec.gov. In
                                                                -----------
addition,        property        information       is       available       from
http://srmapps.gov.bc.ca/apps/mida/tenuresearch.do   by   checking   the  tenure
--------------------------------------------------
numbers 372598 through 372605. The claim map can be viewed online at http://srmwww.gov.bc.ca/mida/downloads/pdf/092f/m092f14w.pdf, however, this is
------------------------------------------------------------
not user-friendly to a non-mining-professional, so if you require assistance you may contact us during normal business hours to receive more accessible property visual information.

Office Location
---------------

Until September 1, 2004, our offices were located at 1040 W. Georgia St., Suite 1160, Vancouver, B.C., Canada, V6E 4H1, where we leased office space from Callinan Mines Ltd. on a month to month basis and our monthly rental was determined by usage. Since September 1, 2004, our offices are located at 505 Burrard St., Suite 1880, Vancouver, B.C., Canada, and have been leased from Network Exploration Ltd. on the same basis.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.


ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

On September 20, 2004, we filed a Schedule 14C - Notice of Action by a Majority of Shareholders, whereby our shareholders holding 45,052,000 shares of the 61,056,375 shares issued and outstanding (73.79%) consented to and approved on

September 6, 2004,  the following  action to be effective as of October 5, 2004:
(i) the amendment to our Articles of Incorporation to increase our unauthorized shares of common stock from 100,000,000 shares to500,000,000; (ii) the amendment to our Articles of Incorporation to effectuate a name change to "Xinhua China Ltd."; (iii) the adoption of a stock option and incentive plan for key personnel; (iv) the ratification of the appointment of the following persons as our directors and to serve as our directors until our next annual meeting of shareholders or until their successors have been elected and qualified: Xianping Wang, Henry Jung, Reg Handford, Edward Wong and Peter Shandro; and (v) the ratification of the selection of Moore Stephens Ellis Foster Ltd. as our independent public accountants for the fiscal year ending June 30, 2005.

It is anticipated that such above mentioned actions will become effective on October 12, 2004. For more information with respect to the corporate actions taken above and the Certificate of Amendment to be filed with the Nevada Secretary of State, please see the Company's definitive Schedule 14C filing on the EDGAR data base at http://www.sec.gov.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.
-------------------------------------------------------------------

Market Information
------------------

Our common stock is traded on the OTC Bulletin Board under the symbol "CNMN". The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our common stock since our common stock was listed and posted for trading on the OTCBB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter ended
-------------
2002                          High Trade               Low Trade
----                          ----------               ---------
September 30                     2.25                     1.25
December 31                      2.30                     1.25

2003
----
March 31                         2.50                     1.25
June 30                          2.46                     1.30
September 30                     3.25                     1.31
December 31                      3.00                     2.00

2004
----
March 31                         3.00                     1.51
June 30                          3.00                     2.50
to Sept. 27, 2004                4.50                     2.40

Holders
-------

As of September 3, 2004, we had approximately 26 shareholders of record.

Dividends
---------

Other than the stock dividend of two additional shares for each one share outstanding, which was effective July 29, 2004, and the stock dividend of four additional shares for each one share outstanding, which was effective May 15, 2001, our Board of Directors has never declared a dividend on our common stock. Our previous losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends on our common stock in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934
----------------------------------------------------

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Recent Sales of Unregistered Securities and Changes in Control of the Company
-----------------------------------------------------------------------------

Pursuant to a stock purchase agreement (the "Stock Purchase Agreement"), dated July 16, 2004, between Mr. Hugh Grenfal, Mr. Sergei Stetsenko and Mr. Xianping Wang, the current President and CEO of the Company, Mr. Wang acquired in aggregate 45,000,000 shares of our common stock from Mr. Grenfal and Mr. Stetsenko for consideration of $50,000.00 constituting approximately 73.70% of our outstanding capital stock. This Stock Purchase Agreement closed on August 5, 2004.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
--------------------------------------------------------------------

The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

Plan of Operation
-----------------

As at June 30, 2004, we had a working capital deficit of ($16,371). We have remained solvent due to the support we have received from our directors. During the 12-month period following the date of this Annual Report, we anticipate that we will have to raise capital in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated new business in China. In the absence of such financing, our business plan will fail.

We have no research or development planned during the next 12-month period. In addition, we have no plans for the purchase or sale of plant and significant equipment during the next 12-month period. Furthermore, we currently have no employees other than our officers. However, if we proceed with our anticipated new business in China, we expect to increase our number of employees due to the acquisition of 95% of Beijing Boheng Investment & Management Co., Ltd., which has approximately 12 employees. In addition, if we complete the acquisition of 100% of Pac-Poly Investments Limited and Beijing Boheng Investment & Management Co., Ltd., we anticipate owning 57.67% of Xinhua Publications Circulation & Distribution Center Co., Ltd., which is expected to have a significant number of employees.

Results of Operations
---------------------

We posted a loss of ($7,435) for the fiscal year ended June 30, 2004 compared to a loss of ($16,806) for the fiscal year ended June 30, 2003. This loss is primarily the result of continuing professional fees that we incurred while not generating any revenues. Our operating expenses for the fiscal year ended June 30, 2004 were $7,435 compared to $16,806 for the fiscal year ended June 30, 2003. This decrease in operating expenses is mainly due to the decrease in professional fees of $7,932.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, we had a working capital deficiency of ($16,371) versus a working capital deficiency of ($10,857) at June 30, 2003.

We anticipate that we will have to raise capital in the form of equity financing from the sale of our common stock. We cannot provide any assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue with our anticipated new business in China and our venture will fail.


ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

Camden Mines Limited
(An Exploration Stage Company)


                                      Index
                                      -----

Balance Sheets............................................................F-1

Statements of Operations..................................................F-2

Statements of Cash Flows..................................................F-3

Statement of Stockholders' Equity (Deficit)...............................F-4

Notes to the Financial Statements.........................................F-5

                                      _ _
                                     |_|_|
                                     |_|_|


M A N N I N G    E L L I O T T            | 11th floor, 1050 West Pender Street,
                                          | Vancouver, BC, Canada V6E 3S7
                                          | Phone: 604.714.3600
                                          | Fax: 604.714.3669
C H A R T E R E D   A C C O U N T A N T S | Web: manningelliott.com




                          Independent Auditors' Report
                          ----------------------------

To the Stockholders and Directors
of Camden Mines Limited
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Camden Mines Limited (An Exploration Stage Company) as of June 30, 2004 and 2003 and the related statements of operations, cash flows and stockholders' deficit for the period from September 14, 1999 (Date of Inception) to June 30, 2004 and the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Camden Mines Limited (An Exploration Stage Company), as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the period from September 14, 1999 (Date of Inception) to June 30, 2004, and the years ended June 30, 2004 and 2003, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has incurred start-up losses to date. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Manning Elliott


CHARTERED ACCOUNTANTS

Vancouver, Canada

September 9, 2004, except as to Note 8(b) and (c) which are as at September 28, 2004

Camden Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                        June 30,            June 30,
                                                                          2004                2003
                                                                            $                   $
                                                                    ----------------    ----------------

                                     ASSETS

Current Assets

  Cash                                                                          130               1,328
  Deposits                                                                        -                 411
--------------------------------------------------------------------------------------------------------

Total Current Assets                                                            130               1,739

Property and Equipment (Note 3)                                                   -               1,867

Mineral Properties (Note 4)                                                       -                  54
--------------------------------------------------------------------------------------------------------

Total Assets                                                                    130               3,660
========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                            1,898               2,711
  Accrued liabilities                                                         3,100               5,250
  Due to related party (Note 5 (b))                                          11,503               4,635
--------------------------------------------------------------------------------------------------------

Total Liabilities                                                            16,501              12,596
--------------------------------------------------------------------------------------------------------

Contingency (Note 1)
Subsequent Events (Note 8)

Stockholders' Deficit

Common Stock (Note 8(a)), 100,000,000 shares authorized with a par
value of $0.00001; 61,056,375 shares issued and outstanding                     611                 611

Additional Paid-in Capital                                                  353,932             353,932

Deficit Accumulated During the Exploration Stage                           (370,914)           (363,479)
--------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                 (16,371)             (8,936)
--------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                     130               3,660
========================================================================================================















    The accompanying notes are an integral part of these financial statements

Camden Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                                                                   Accumulated from
                                                        Year Ended                 September 14, 1999
                                                         June 30,                 (Date of Inception)
                                           ------------------------------------       to June 30,
                                                 2004                2003                 2004
                                                   $                   $                    $
                                           ----------------    ----------------    ------------------

Revenue                                                  -                   -                     -
-----------------------------------------------------------------------------------------------------


Expenses

  Consulting                                             -                   -               245,461
  Depreciation                                       1,867               2,691                 8,439
  General and administration                           345                 534                30,099
  Mining exploration and claim costs                   444                   -                 5,492
  Professional fees                                  4,318              12,250                65,159
  Rent                                                 411                 911                 9,864
  Transfer agent and filing fees                        50                 420                   470
  Travel                                                 -                   -                 5,930
-----------------------------------------------------------------------------------------------------

Total Expenses                                       7,435              16,806               370,914
-----------------------------------------------------------------------------------------------------

Net Loss for the Period                             (7,435)            (16,806)             (370,914)
=====================================================================================================


Net Loss Per Share - Basic and Diluted                   -                   -
=====================================================================================================


Weighted Average Shares Outstanding
(Note 8(a))                                     61,056,000          61,056,000
=====================================================================================================



























    The accompanying notes are an integral part of these financial statements

Camden Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                                                               From
                                                              Year Ended                September 14, 1999
                                                               June 30,                   (Inception) to
                                                 ------------------------------------        June 30,
                                                       2004                2003                2004
                                                         $                   $                   $
                                                 ----------------    ----------------    ----------------

Cash Flows to Operating Activities

Net loss                                                  (7,435)            (16,806)           (371,914)

Adjustment to reconcile net loss to net cash used in operating activities:

  Depreciation                                             1,867               2,691               8,439
  Stock-based compensation                                     -                   -             245,461
  Mining claim costs                                          54                   -                  54

Changes in operating assets and liabilities

  Deposits                                                   411                   -                   -
  Accounts payable and accrued liabilities                (2,963)             11,625               4,999
  Due to related party                                     6,868                   -              13,487
---------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                     (1,198)             (2,490)            (98,474)
---------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities

  Purchase of property and equipment                           -                   -              (8,439)
---------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                          -                   -              (8,439)
---------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

   Proceeds from the sale of common stock                      -                   -             107,043
---------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                      -                   -             107,043
---------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                           (1,198)             (2,490)                130

Cash - Beginning of Period                                 1,328               3,818                   -
---------------------------------------------------------------------------------------------------------

Cash - End of Period                                         130               1,328                 130
=========================================================================================================


Non-Cash Investing and Financing Activities

  Stock-based compensation                                     -                   -             245,461
  Stock issued in payment of advances                          -                   -               1,984
  Stock issued in payment of mining claims                     -                   -                  54
=========================================================================================================


Supplemental Disclosures

  Interest paid                                                -                   -                   -
  Income taxes paid                                            -                   -                   -
=========================================================================================================




    The accompanying notes are an integral part of these financial statements

Camden Mines Limited
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
(expressed in U.S. dollars)


                                                                                                      Deficit
                                                                                                    Accumulated       Total
                                                               Common Stock           Additional     During the    Stockholders'
                                                       ---------------------------     Paid-In      Exploration       Equity
                                                           # of          Amount        Capital         Stage        (Deficit)
                                                          Shares           $              $              $              $
                                                       ------------   ------------   ------------   ------------   ------------

Balance - September 14, 1999 (Date of Inception)                 -              -              -              -              -

Issuance of common stock for services and in payment
of advances for approximately $0.055 per share          75,000,000            750        274,250              -        275,000

Cancellation of common stock by directors for
services and payment of advances for approximately
$0.055 per share                                       (30,000,000)          (300)      (109,700)             -       (110,000)

Issuance of common stock for services and in payment
of advances for approximately $0.055 per share          22,500,000            225         82,275              -         82,500

Net loss for period                                              -              -              -       (264,475)      (264,475)
-------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2000                                 67,500,000            675        246,825       (264,475)       (16,975)

Sale of common stock for cash at $0.10 per share        16,056,375            161        106,882              -        107,043

Cancellation of common stock returned                  (22,500,000)          (225)           225              -              -

Net loss for the year                                            -              -              -        (58,677)       (58,677)
-------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2001                                 61,056,375            611        353,932       (323,152)        31,391

Net loss for the year                                            -              -              -        (23,521)       (23,521)
-------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2002                                 61,056,375            611        353,932       (346,673)         7,870

Net loss for the year                                            -              -              -        (16,806)       (16,806)
-------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2003                                 61,056,375            611        353,932       (363,479)        (8,936)

Net loss for the year                                            -              -              -         (7,435)        (7,435)
-------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2004                                 61,056,375            611        353,932       (370,914)       (16,371)
===============================================================================================================================


On July 29, 2004, the Company issued two additional shares for each common share outstanding effective as of the record date of July 29, 2004. All per share amounts have been retroactively adjusted to reflect the stock dividend.











    The accompanying notes are an integral part of these financial statements

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

     The Company has been in the exploration stage since its formation on September 14, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     At June 30, 2004, the Company had a working capital deficit of $16,371. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $28,371 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

     See Note 8 for subsequent events.

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

     g)   Exploration and Development Costs

          The Company has been in the exploration stage since its formation in September 14, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Payments related to the acquisition of the land and mineral rights are capitalized as incurred.

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

     i)   Financial Instruments

          The carrying value of cash, accounts payable, accrued liabilities, and due to related party approximate fair value due to the relatively short maturity of these instruments.

     j)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     k)   Reclassifications

          Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

     l)   Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes". Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


2.   Summary of Significant Accounting Principles (continued)

     m)   Recent Accounting Pronouncements

          In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

          In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.


3.   Property and Equipment

                                                          June 30,     June 30,
                                                            2004         2003
                                                             Net         Net
                                            Accumulated   Carrying    Carrying
                                 Cost      Depreciation     Value       Value
                                   $            $             $           $
                                --------   ------------   ---------   ----------

     Office equipment             8,439        8,439             -        1,867
     ===========================================================================


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


5.   Related Party Transactions/Balances

     a) The Company occupies office space provided by a company whose Vice President is the President of the Company. Monthly rental is determined by usage. At June 30, 2004, the Company was indebted to this company for $1,098, which is non-interest bearing, unsecured and due on demand. Due to the minimal operations of the Company, $411 has been charged for the year ended June 30, 2004 (2003 - $911).

     b) The President of the Company is owed $11,503 at June 30, 2004 for payment of expenses on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

Camden Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


6.   Stock Options

     On September 4, 2004, the Board of Directors approved and adopted a stock option and incentive plan ("Stock Option Plan") to issue up to 20,000,000 shares of common stock to certain key directors, officers, employees and outside consultants. See Note 8(c) for details of stock options granted subsequent to year end.


7.   Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses carried forward totalling $125,000 which expire starting in 2019. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at June 30, 2004 and 2003, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:


                                                       2004          2003
                                                         $             $
                                                    ----------    ----------

          Net Operating Losses                         7,381        16,806
          Statutory Tax Rate                             34%           34%
          Effective Tax Rate                               -             -
          Deferred Tax Asset                           2,510         5,714
          Valuation Allowance                         (2,510)       (5,714)
          ------------------------------------------------------------------

          Net Deferred Tax Asset                           -             -
          ==================================================================


8.   Subsequent Events

     a) On July 29, 2004, the Company issued two additional shares for each common share outstanding effective as of the record date of July 29, 2004. All per share amounts have been retroactively adjusted to reflect the stock dividend.

     b) On September 14, 2004, the Company entered into two separate binding Letter Agreements under which it would acquire all of the outstanding shares of Pac-Poly Investments Limited ("Pac-Poly") and 95% of the outstanding shares of Beijing Boheng Investment and Management Co., Ltd. ("Boheng"). The shareholders of Pac-Poly, a company organized by the laws of the British Virgin Islands, would receive an aggregate 16,387,000 shares of the Company's common stock in exchange for all of the outstanding shares of Pac-Poly. The majority shareholders of Boheng, a company organized under the laws of the People's Republic of China, would receive an aggregate 18,613,000 shares of the Company's common stock in exchange for 95% of the outstanding shares of Boheng.

     c) The acquisitions are subject to Pac-Poly and Boheng successfully acquiring an aggregate 57.67% of the issued share capital of Xinhua Publications Circulation and Distribution Center Co. Ltd., a company organized under the laws of the People's Republic of China, and completing due diligence within ninety days. c) On September 23, 2004, pursuant to the Stock Option Plan, 4,100,000 stock options were granted to various directors, officers, employees and consultants at an exercise price of $2.40 per share expiring in five years.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

During our two most recent fiscal years and any subsequent interim period, there were no disagreements with Manning Elliott, Chartered Accountants, which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Manning Elliott would have caused Manning Elliott to make reference to the subject matter of the disagreements in connection with its reports. Manning Elliott as our principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles. The audit opinions were modified to contain a going concern qualification during our two most recent fiscal years.

On September 4, 2004, our board of directors approved and authorized the engagement of Moore Stephens Ellis Foster Ltd., Chartered Accountants, of 1650 West 1st Ave., Vancouver, B.C., Canada, V6J 1G1, as our principal independent accountant. In addition, it is anticipated that effective October 12, 2004 by action of a majority of our shareholders, the shareholders will approve and ratify the selection of Moore Stephens Ellis Foster Ltd. as our independent public accountants for the fiscal year ending June 30, 2005.


ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

We have under the supervision of our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, we believe that we maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in our controls subsequent to the evaluation date.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation date.


ITEM 8B.  OTHER INFORMATION
---------------------------

There is no other information that is reportable under this heading.


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT.
---------------------------------------

Current Officers and Directors
------------------------------

     As of the date of this Annual Report, our directors and executive officers are as follows:

Name                          Age           Position with the Company
----                          ---           -------------------------
Xianping Wang                  44           President, CEO and a Director
Henry Jung                     53           CFO and a Director
Reg Handford                   58           Secretary, Treasurer and a Director
Edward Wong                    38           Director
Peter Shandro                  60           Director

Mr. Hugh Grenfal and Mr. Sergei Stetsenko resigned as our officers and directors on September 3, 2004.

All directors have a term of office expiring at our next annual general meeting of our shareholders, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of our Officers and Directors
----------------------------------------

XIANPING WANG has been a Director of the Company since August 5, 2004 and has been the President and CEO of the Company since September 4, 2004. In addition, Mr. Wang is the President of Asia-Durable (Beijing) Investments Co., Ltd., which is a company that has successfully invested in construction and development projects as well as biotechnology research. From 1997 to 2002, Mr. Wang was the President of Beijing New Fortune Investment Co., Ltd., which is a company that has invested in real estate and other profitable projects such as Chongqing Wanli Storage Battery Co., Ltd. and Shenzhen Technology Co., Ltd. Mr. Wang helped Chongqing Wanli Storage Battery Co., Ltd. and Shenzhen Technology Co., Ltd. to become publicly listed companies on Chinese stock markets in Shanghai and Shenzhen. Mr. Wang received an Engineering Bachelor Degree from Navy Engineering Institute in 1978 and an Economics Master Degree from Tsinghua University in 1990.

HENRY JUNG has been a Director of the Company since September 3, 2004 and the Chief Financial Officer since September 4, 2004. Mr. Henry Jung is as a self employed Chartered Accountant engaged by various public and private companies to assist them in a controllership and financial advisory capacity. These services include preparation of financial budgets and forecasts in addition to management of operating budgets and overseeing project programs. Mr. Jung obtained a Bachelor of Commerce Degree from the University of British Columbia in 1974. In addition to being a Chartered Accountant, he has completed the Canadian Institute of Chartered Accountants in Depth Tax Course in 1979 and continued his studies with various professional development courses with the British Columbia Institute of Chartered Accountants. Mr. Jung has not been a director of any other reporting issuer.

REG HANDFORD has been a Director of the Company since September 3, 2004 and the Secretary and Treasurer since September 4, 2004. Mr. Reg Handford has been a self employed business consultant providing management, corporate relations and compliance services to public and private companies since 2001. Mr. Handford is currently the President of Ardent Mines Limited and Raglan Mines Limited, two prospective mining exploration companies, neither of which are yet listed on a stock exchange. From October 2001 through May 2003, Mr. Handford was the President of Bright Star Ventures Ltd., a company with a platinum-group minerals exploration target near Princeton, British Columbia. Bright Star Ventures Ltd. is listed on the TSX Venture Exchange. From 1999 to 2001 Mr. Handford was an editing and marketing person for ChinaWeb a subsidiary of Stock Exchange Executive Council, a quasi-governmental organization that is charged with disseminating news, information and quotes from China's stock markets both domestically and internationally. From 1998 to 1999 Mr. Handford was a pro trader at Levesque Securities Ltd. located in Vancouver, Canada. In addition,

Mr. Handford has 17 years experience as a stock broker in Vancouver, Canada, and 10 years of personal investing experience as well as management positions in publicly traded companies, both in mining and in technology. Mr. Handford obtained a Bachelors of Science Degree with a concentration in mathematics from the University of British Columbia in 1968 and a Masters of Science Degree in mathematical logic from Simon Fraser University in 1971. Furthermore, Mr. Handford has completed the Canadian Securities Course in 1973, the Canadian Options Course in 1981, the Vancouver Stock Exchange Pro Trader Course in 1998 and the Trader Training Course in 1998.

EDWARD WONG has been a Director of the Company since September 3, 2004. Mr. Edward Wong is a self employed trial lawyer who appears at all levels of court in the Province of British Columbia, Canada on civil litigation matters including commercial, employment, trademark and family matters. Mr. Wong has been called and admitted to The Law Society of Upper Canada (Ontario, Canada) and The Law Society of British Columbia. Mr. Wong received a Bachelor of Laws from the University of Western Ontario in 1989 and a Bachelor of Arts with Distinction from Carleton University in 1986. From 1996 to 2003, Mr. Wong was a director of Junior Achievement of British Columbia, including a term as chairman. Mr. Wong is a past member of the executive committee of Junior Achievement of Canada. Mr. Wong was not been a director of any other reporting issuer.

PETER SHANDRO has been a Director of the Company since September 3, 2004. Mr. Peter Shandro is a self employed business consultant. From 1999 to 2003 he was the CEO of XML Global Technologies, Inc., a software development company focused on data transformation and web-based transactional solutions. XML global Technologies is listed on the Over-the-Counter Bulletin Board. Mr. Shandro has business development, corporate finance, public offering and strategic planning experience in manufacturing, distribution, retail, medical devices, software development, transportation and oil and gas exploration, both as a principal and consultant through Wes-Sport Holdings Ltd., a company he founded in 1981. Mr. Shandro obtained a Bachelors of Science Degree with a concentration in Chemistry from the University of Alberta in 1965.

Involvement in Certain Legal Proceedings
----------------------------------------

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

Compliance with Section 16 (a) of the Exchange Act
--------------------------------------------------

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our shares of common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended June 30, 2004, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable
Section 16 filing requirements, except as described below.

Mr. Xianping Wang, failed to timely file his initial Form 3 relating to his acquisition of 45,000,000 shares of our common stock in aggregate from Mr. Hugh Grenfal and Mr. Sergei Stetsenko on August 5, 2004, due to problems with attempting to apply for and receive EDGAR codes. Mr. Wang filed his Form 3 on August 12, 2004. In addition, Mr. Henry Jung failed to timely file his initial Form 3 relating to his appointment as one of our Directors on September 3, 2004 due to an error in his EDGAR codes. Mr. Jung filed his Form 3 on September 13, 2004. Furthermore, Mr. Peter Shandro failed to timely file his initial Form 3 relating to his appointment as one of our Directors on September 3, 2004 due to the unknown expiry of his EDGAR codes. Mr. Shandro filee his Form 3 on September 14, 2004.

Audit Committee and Charter
---------------------------

As of the date of this Statement, our audit committee consisted of the following directors:

     Henry Jung
     Peter Shandro
     Edward Wong

Peter Shandro and Edward Wong are deemed independent members of the audit committee. Henry Jung, a member on the current audit committee also holds the position of CFO of the Company. Our audit committee is responsible for: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and (v) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors considered whether the independent principal accountant is independent, and concluded that the auditor for the previous fiscal year ended June 30, 2004 was independent.

Audit Committee Financial Expert
--------------------------------

At this time, Mr. Henry Jung is our audit committee financial expert. Mr. Jung is a chartered accountant and we believe that he is sufficiently qualified to act as our financial expert.

Code of Ethics
--------------

We have adopted a corporate code of ethics. A copy of the code of ethics is available upon request by contacting Reg Handford at (604) 681-3864. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter
--------------------------------

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is available upon request by contacting Reg Handford at (604) 681-3864.


ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

The following table sets forth information with respect to compensation paid by our Company to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

                           Summary Compensation Table
                           --------------------------

                                                                     Long Term Compensation
                                                                  ------------------------------------
                                   Annual Compensation                      Awards             Payouts
                          -------------------------------------   --------------------------   -------
     (a)                  (b)      (c)      (d)        (e)            (f)           (g)          (h)          (i)

                                                                                 Securities
                                                   Other Annual    Restricted    Underlying      LTIP      All Other
Name and Principal                Salary   Bonus   Compensation       Stock     Options/SARs   Payouts   Compensation
Position                  Year     ($)      ($)        ($)        Award(s) ($)      (#)          ($)          ($)
------------------        ----    ------   -----   ------------   -----------   ------------   -------   ------------
Hugh Grenfal, Jr. (1)     2004      0        0          0              0              0           0            0
President, CEO,           2003      0        0          0              0              0           0            0
Treasurer, CFO            2002      0        0          0              0              0           0            0
& Director

Sergei Stetsenko (2)      2004      0        0          0              0              0           0            0
Secretary & Director      2003      0        0          0              0              0           0            0
                          2002      0        0          0              0              0           0            0

(1) Mr. Hugh Grenfal was appointed as our President, Treasurer and a director on September 24, 1999. Mr. Grenfal has resigned as one of our directors and from all officer positions on September 3, 2004.

(2) Mr. Sergei Stetsenko was appointed as our Secretary and a director on September 24, 1999. Mr. Stetsenko has resigned as one of our directors and Secretary on September 3, 2004.

No long term incentive plan awards were made to any executive officer during the fiscal year ended June 30, 2004.

Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. As of the date of this Annual Report, none of our officers or directors are a party to employment agreements with us. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

There were no formal arrangements under which our directors were compensated by us during the most recently completed fiscal year for their services solely as directors.

Indemnification
---------------

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth, as of September 15, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

----------------------------------------------------------------------------------------------------------------
Name of Beneficial                 Amount and Nature of                                                 Percent
Owner                              Beneficial Owner        Position                                     of Class
------------------                 --------------------    --------                                     --------
Xianping Wang                        45,000,000 (1)        President, Chief Executive Officer, and a     73.70%
                                                           Director
Henry Jung                                 Nil             Chief Financial Officer and a Director         Nil

Reg Handford                             12,000 (1)        Secretary, Treasurer and a Director            0.02%











Peter Shandro                            20,000 (1)(2)     Director                                       0.03%

Edward Wong                              20,000 (1)(3)     Director                                       0.03%

All officers and Directors as a      45,052,000                                                          73.78%
Group  (5 Persons)
----------------------------------------------------------------------------------------------------------------

(1)  These are restricted shares of common stock.

(2) These shares are owned directly by Mr. Peter Shandro's wife, and therefore, indirectly by Mr. Shandro. Mr. Shandro has shared voting and investment control over these shares.

(3) These shares are owned directly by Mr. Edward Wong's wife, and therefore, indirectly by Mr. Wong. Mr. Wong has shared voting and investment control over these shares.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

On September 4, 2004, our Board of Directors unanimously approved and adopted a stock option and incentive plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance our interests and our shareholders by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the "Stock Options and Incentives") will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee, consultant or advisor of the Company.

The Stock Option Plan is to be administered by our Board of Directors, which shall determine (i) the persons to be granted Stock Options and Incentives; (ii) the Fair Market Value of our shares; (iii) the exercise price per share of options to be granted; (iv) the number of shares to be represented by each option or incentive award; (v) the time or times at which options and incentive awards shall be granted; (vi) the interpretation of the Stock Option Plan; (vii) whether to prescribe, amend and rescind rules and regulations relating to the Stock Option Plan; (viii) the term and provisions or each option and incentive award granted (which need not be identical) and, with the consent of the grantee thereof, modify or amend such option or incentive award; (ix) whether to accelerate or defer (with the consent of the grantee) of the exercise date of any option or incentive award; (x) the person to execute on our behalf any instrument required to effectuate the grant of an option or incentive award previously granted by the Board; (xi) whether to accept or reject the election made by a grantee pursuant to Section 7.5 of the Stock Option Plan; and (xii) all other determinations deemed necessary or advisable for the administration of the Stock Option Plan. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options and Incentives to a total number of shares of our common stock, not to exceed Twenty Million (20,000,000) shares of our common stock as at the date of adoption by the Board of Directors of the Stock Option Plan.

In the event an optionee who is a director, officer, employee (employee also encompasses consultants and advisors where such is appropriate or where such is intended by the Board or by a particular grant under the Stock Option Plan) (each an "Employee") of the Company has his employment terminated by us, except if such termination is voluntary or occurs due to retirement with the consent of the Board or due to death or disability, then the option, to the extent not exercised, shall terminate on the date on which the Employee's employment by the Company is terminated. If an Employee's termination is voluntary or occurs due to retirement with the consent of the Board, then the Employee may after the date such Employee ceases to be an employee of the Company, exercise his option at any time within three (3) months after the date he ceases to be an Employee of the Company, but only to the extent that he was entitled to exercise it on the date of such termination. To the extent that the Employee was not entitled to exercise the Option at the date of such termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of incentive options extend more than three (3) months beyond termination of employment.

In the event an Employee is unable to continue his employment with us as a result of his permanent and total disability (as defined in Section 22(e)(3) of the Internal Revenue Code), he may exercise his option at any time within six
(6) months from the date of termination, but only to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the option at the date of termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date the Employee is unable to continue employment due to such disability.

In the event an optionee dies during the term of the option and is at the time of his death an Employee who shall have been in continuous status as an Employee since the date of grant of the option, the option may be exercised at any time within six (6) months following the date of death by the optionee's estate or by a person who acquired the right to exercise the option by bequest or inheritance, but only to the extent that an optionee was entitled to exercise the option on the date of death, or if the optionee's estate, or person who acquired the right to exercise the option by bequest or inheritance, does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date of the Employee's death.

Except to the extent otherwise expressly provided in an award, the right to acquire shares or other assets under the Stock Option Plan may not be assigned, encumbered or otherwise transferred by an optionee and any attempt by an optionee to do so will be null and void. However Stock Options and Incentives granted under this Stock Option Plan may be transferred by an optionee by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act, as amended, or the rules thereunder. Unless assigned in accordance with the terms of an award, options and other awards granted under this Stock Option Plan may not be exercised during an optionee's lifetime except by the optionee or, in the event of the optionee's legal incapacity, by his guardian or legal representative acting in a fiduciary capacity on behalf of the optionee under state law and court supervision.

As of the fiscal year ended June 30, 2004, no stock options were granted. However, as of the date of this Annual Report, our Board of Directors granted 4,100,000 stock options on September 23, 2004 to various directors, officers, employees and consultants. Upon approval by the shareholders of the Stock Option Plan, which is anticipated to be effective October 12, 2004, the Board of Directors will be authorized, without further shareholder approval, to grant such Stock Options and Incentives from time to time to acquire up to an aggregate of 20,000,000 shares of our common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

There are no transactions between us and our directors, officers, or other related parties during the fiscal year ended June 30, 2004, which exceeded $60,000.

ITEM 13.  EXHIBITS
------------------

The following exhibits are filed as part of this Annual Report:

Exhibit
-------

10.1      Stock Option Plan dated September 4, 2004.

10.2 Letter Agreement between Camden Mines Limited, Pac-Poly Investments Limited and the shareholders of Pac-Poly Investments Limited, dated September 14, 2004.

10.3      Letter  Agreement   between  Camden  Mines  Limited,   Beijing  Boheng
          Investment & Management Co., Ltd. and the shareholders of Beijing Boheng Investment & Management Co., Ltd., dated September 14. 2004.

31.1      Certification under Rule 13a-14(a).

31.2      Certification under Rule 13a-14(a).

32.1      Certification under Section 1350.

32.2      Certification under Section 1350.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

(1)  Audit Fees
---------------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2004 - $3,750 Manning Elliott
2003 - $1,800 Manning Elliott
2003 - $4,310 Williams & Webster


(2)  Audit-Related Fees
-----------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004 - nil - Manning Elliott
2003 - nil - Manning Elliott
2003 - nil - Williams & Webster

(3)  Tax Fees
-------------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004 - nil - Manning Elliott
2003 - nil - Manning Elliott
2003 - nil - Williams & Webster

(4)  All Other Fees
-------------------

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004 - nil - Manning Elliott
2003 - nil - Manning Elliott
2003 - nil - Williams & Webster


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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of October, 2004.

                                            CAMDEN MINES LIMITED
                                            (Registrant)

                                            BY:  /s/ Xianping Wang
                                               -------------------
                                                 President, Chief Executive
                                                 Officer and a Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signatures             Title                                       Date
----------             -----                                       ----
/s/ Xianping Wang      President, Chief Executive Officer and      10/01/2004
------------------     a Director
Xianping Wang

/s/ Henry Jung         Chief Financial Officer and a Director      10/01/2004
------------------
Henry Jung

/s/ Reg Handford       Secretary, Treasurer and a Director         10/01/2004
------------------
Reg Handford

/s/ Peter Shandro      Director                                    10/01/2004
------------------
Peter Shandro

/s/ Edward Wong        Director                                    10/01/2004
------------------
Edward Wong

Exhibit Index
-------------


Exhibit #                                                               Page#

10.1      Stock Option Plan dated September 4, 2004.

10.2      Letter  Agreement  between  Camden Mines  Limited,
          Pac-Poly Investments Limited and the shareholders of Pac-Poly Investments Limited, dated September
          14, 2004.

10.3 Letter Agreement between Camden Mines Limited, Beijing Boheng Investment & Management Co., Ltd. and the shareholders of Beijing Boheng Investment & Management Co., Ltd., dated September 14. 2004.

31.1      Certification under Rule 13a-14(a).

31.2      Certification under Rule 13a-14(a).

32.1      Certification under Section 1350.

32.2      Certification under Section 1350.