Form 10QSB
period 2004-09-30
XINHUA CHINA LTD
filed 2004-11-22
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004            Commission File Number 000-33195
                  ------------------                                   ---------


                                XINHUA CHINA LTD.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               88-0437644
            ------                                               ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

Suite 1880, 505 Burrard St., Vancouver,
        British Columbia, Canada                                   V7X 1M6
----------------------------------------                           -------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (604) 681-3864
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    -----      -----

Applicable only to issuers involved in bankruptcy proceedings during the
------------------------------------------------------------------------
preceding five years
--------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes         No
                                    -----      -----

Applicable only to corporate issuers
------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 61,056,375 shares as of November 15, 2004.

Transitional Small Business Disclosure Format:
----------------------------------------------

                                 Yes         No  X
                                    -----      -----

                                Table of Contents
                                -----------------


PART I   FINANCIAL INFORMATION
------------------------------

Item 1      Financial Statements.............................................3

Item 2.     Management's Discussion and Analysis or Plan of Operation........4

Item 3.     Controls and Procedures..........................................6

Part II  OTHER INFORMATION
--------------------------

Item 1.     Legal Proceedings................................................6

Item 2.     Changes in Securities and Use of Proceeds........................6

Item 3.     Defaults Upon Senior Securities..................................7

Item 4.     Submission of Matters to a Vote of Securities Holders............7

Item 5.     Other Matters....................................................8

Item 6.     Exhibits.........................................................8

            Signatures.......................................................8

PART I--FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements
-----------------------------

















                                XINHUA CHINA LTD.

                         (Formerly Camden Mines Limited)

                         (An Exploration Stage Company)

                              Financial Statements

                               September 30, 2004

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Balance Sheet
As at September 30, 2004
(expressed in U.S. dollars)
------------------------------------------------------------------------------------------------------

                                                                        Sept. 30,          June 30,
                                                                           2004              2004
------------------------------------------------------------------------------------------------------


ASSETS
------

Current Assets
     Cash                                                             $           -     $         130
     Prepaid expenses                                                         4,583                 -
                                                                      --------------    --------------

Total Current Assets                                                          4,583               130
Property and equipment - Note 3                                               3,979                 -
                                                                      --------------    --------------

Total Assets                                                          $       8,562     $         130
                                                                      ==============    ==============


LIABILITIES
-----------

Current Liabilities
     Accounts payable and accrued liabilities                         $      31,241     $       4,998
     Due to related parties                                                  43,317            11,503
                                                                      --------------    --------------

Total Current Liabilities                                                    74,558            16,501


STOCKHOLDERS' DEFICIENCY
------------------------

Capital stock

   Authorized:
      100,000,000 common shares with a par value of $0.00001 each
   Issued and outstanding 61,056,375 common shares                              611               204

   Additional paid - in capital                                             452,068           354,502

Deficit accumulated during the exploration stage                          ( 518,675)        ( 371,077)
                                                                      --------------    --------------

Total Stockholders' Deficiency                                             ( 65,996)         ( 16,371)
                                                                      --------------    --------------

Total Liabilities and Stockholders' Deficiency                        $       8,562     $         130
                                                                      ==============    ==============









                       Unaudited - Prepared by Management
               See accompanying notes to the financial statements

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Statement of Operations
For the Three Month Period Ended September 30, 2004
(expressed in U.S. dollars)
--------------------------------------------------------------------------------------------

                                          Period from
                                         Sept. 14/1999
                                         (inception) to
                                         Sept. 30, 2004          2004              2003
--------------------------------------------------------------------------------------------


General & administrative expenses
   Advertising and promotion            $         3,672     $       3,672     $           -
   Depreciation                                   8,439                 -               673
   Business plan                                  9,665             9,665                 -
   Entertainment                                  1,563             1,563                 -
   Office services                               41,953            11,854                16
   Investor relations                             2,000             2,000                 -
   Legal and accounting                          68,084             2,925               600
   Mining exploration                             5,492                 -               390
   Rent                                           9,864                 -                 -
   Shareholder information                        1,283             1,283                 -
   Stock-based compensation                     343,760            98,136                 -
   Subscriptions                                  2,044             2,044                 -
   Translations                                   1,014             1,014                 -
   Transfer agent and filing fees                 1,121               651                25
   Travel                                        16,576            10,646                 -
   Web site                                       2,308             2,308                 -
                                        ----------------------------------------------------

                                                518,838           147,761             1,704
                                        ----------------------------------------------------

Loss for the period                     $     ( 518,838)    $   ( 147,761)    $     ( 1,704)


Net loss per share - Basic                                              -                 -

Weighted average shares outstanding                            61,056,375        61,056,375


(Diluted loss per share has not been presented as the result is anti-dilutive)










                       Unaudited - Prepared by Management
               See accompanying notes to the financial statements

XINHUA CHINA LTD.
(Formerly Camden Mines Limited
(An Exploration Stage Company)
Statement of Cash Flows
For the Three Month Period Ended September 30, 2004
(expressed in U.S. dollars)
-----------------------------------------------------------------------------------------------------

                                                   Period from
                                                  Sept. 14/1999
                                                  (inception) to
                                                  Sept. 30, 2004          2004              2003
-----------------------------------------------------------------------------------------------------


Operating activities
   Net loss for the period                       $     ( 518,838)    $   ( 147,761)    $     ( 1,704)

Adjustment to reconcile net loss to cash
   Depreciation                                            8,439                 -               673
   Stock-based compensation                              343,760            98,136                 -
   Mining claims costs                                        54                 -                 -

Changes in operating assets and liabilities
   Prepaid expenses                                      ( 4,583)          ( 4,583)                -
   Accounts payable and accrued liabilities               31,242            26,243             1,499
                                                 ----------------------------------------------------

Net cash from (used in) operating activities           ( 139,926)         ( 27,965)              468
                                                 ----------------------------------------------------

Financing activities
   Due to related parties                                 45,301            31,814           ( 1,500)
   Proceeds from sale of common stock                    107,043                 -                 -
                                                 ----------------------------------------------------

Net cash provided by financing activities                152,344            31,814           ( 1,500)
                                                 ----------------------------------------------------

Investing activities
   Acquisition of equipment                             ( 12,418)          ( 3,979)                -
                                                 ----------------------------------------------------

Decrease in cash                                               -             ( 130)          ( 1,032)

Cash, beginning of period                                      -               130             1,328
                                                 ----------------------------------------------------

Cash, end of period                              $             -     $           -     $         296
                                                 ====================================================













                       Unaudited - Prepared by Management
               See accompanying notes to the financial statements

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Three Month Period Ended September 30, 2004
(expressed in U.S. dollars)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Deficit
                                                                                                  Accumulated         Total
                                                          Common Stock            Additional       During the     Stockholders'
                                                 ----------------------------      Paid-In        Exploration         Equity
                                                    # Shares        Amount         Capital           Stage          (Deficit)
                                                                      $               $                $                $
                                                 -------------------------------------------------------------------------------

Balance-September 14, 1999 (Date of Inception)               -             -                -                -                -

Issuance of common stock for services and
in payment of advances for approximately
$0.055 per share                                    75,000,000           750          274,250                -          275,000

Cancellation of common stock by directors
for services and payment of advances for
approximately $0.055 per share                    ( 30,000,000)       (  300)       ( 109,700)               -        ( 110,000)

Issuance of common stock for services and
in payment of advances for approximately
$0.055 per share                                    22,500,000           225           82,275                -           82,500

Net loss for period                                          -             -                -        ( 264,475)      (  264,475)
                                                 -------------------------------------------------------------------------------

Balance-June 30, 2000                               67,500,000           675          246,825        ( 264,475)        ( 16,975)

Sale of common stock for cash
at $0.10 per share                                  16,056,375           161          106,882                -          107,043

Cancellation of common stock returned
for services and payment of advances              ( 22,500,000)        ( 225)             225                -                -

Net loss for the year                                        -             -                -         ( 58,677)        ( 58,677)
                                                 -------------------------------------------------------------------------------

Balance-June 30,2001                                61,056,375           611          353,932        ( 323,152)          31,391
Net loss for the year                                        -             -                -         ( 23,521)        ( 23,521)
                                                 -------------------------------------------------------------------------------

Balance - June 30, 2002                             61,056,375           611          353,932        ( 346,673)           7,870
Net loss for the year                                        -             -                -         ( 16,806)        ( 16,806)
                                                 -------------------------------------------------------------------------------

Balance - June 30, 2003                             61,056,375           611          353,932        ( 363,479)         ( 8,936)
Net loss for the year                                        -             -                -          ( 7,435)         ( 7,435)
                                                 -------------------------------------------------------------------------------

Balance - June 30, 2004                             61,056,375           611          353,932        ( 370,914)        ( 16,371)
                                                 -------------------------------------------------------------------------------

Stock-based compensation                                     -             -           98,136                -                -
Net loss for period ended Sept.30/2004                       -             -                -        ( 147,761)        ( 49,625)
                                                 -------------------------------------------------------------------------------

Balance - September 30, 2004                        61,056,375           611          452,068        ( 518,675)        ( 65,996)
                                                 ===============================================================================



                       Unaudited - Prepared by Management
               See accompanying notes to the financial statements

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2004
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


1.   Exploration Stage Company
------------------------------

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

     The Company has been in the exploration stage since its formation on September 14, 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. During the quarter the Company disposed of its mineral properties. The Company is in the process of acquiring an interest in a newly formed equity in the Republic of China dealing with the distribution of books in that country. The ability of the Company to pursue this acquisition is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. At September 30, 2004, the Company had a working capital deficit of $69,975. The Company expects to fund itself in the next twelve months by sales of shares.

2.   Basis of Presentation
--------------------------

     The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2004, and the results of operations and cash flows for the interim period ended September 30, 2004 and 2003.

     The accompanying unaudited financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 2004 included in the annual report previously filed on Form 10-KSB.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

3.   Summary of Significant Accounting Principles
-------------------------------------------------

     a)   Year End

          The Company's year end is June 30.



                       Unaudited - Prepared by Management

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2004 - Page 2
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


3.   Summary of Significant Accounting Principles - cont'd
----------------------------------------------------------

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

     e)   Long-Live Assets

          SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lives assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

     f)   Foreign Currency Transactions / Balances

          The Company's functional currency is the United States dollars. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation." Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

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


                       Unaudited - Prepared by Management

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2004 - Page 3
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


3.   Summary of Significant Accounting Principles - cont'd
----------------------------------------------------------

     h)   Basis and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basis and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

     i)   Stock-based Compensation

          The  Company   adopted  the  fair  value  method  of  accounting   for
          stock-based compensation recommended by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation". On September 3, 2004, the board of directors approved a stock option plan that is described more fully in Note 7.

     j)   Financial Instruments

          The carrying value of cash, accounts payable, accrued liabilities, and due to related party approximate fair value due to the relatively short maturity of these instruments.

     k)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income,"establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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


                       Unaudited - Prepared by Management

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2004 - Page 4
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


3.   Summary of Significant Accounting Principles - cont'd
----------------------------------------------------------

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

          In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

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

4.   Equipment
--------------

                                                         Sept. 30,    June 30,
                                                           2004         2004
                          ------------------------------------------------------
                                          Accumulated         Net Carrying
                               Cost       Depreciation     Value        Value
                          ------------------------------------------------------

     Office equipment     $       3,979   $         -   $    3,979   $        -


5.   Related Party Transactions / Balances

     i) The Company occupies office space provided by a company whose Chief Financial Officer is the President of the Company. At September 30, 2004, the Company was indebted to this company for $1,098(June 30, 2004 - $1,098), which is non-interest bearing, unsecured and due on demand. No rent has been charged for the three month period ended September 30, 2004.


                       Unaudited - Prepared by Management

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2004 - Page 5
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


5.   Related Party Transactions / Balances - cont'd
---------------------------------------------------


     ii) The former President of the Company is owed $11,503 as at September 30, 2004 for payment of expenses on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

          The amount of $31,814 was advanced by a related party of the Company. This amount is not-interest bearing, unsecured and due on demand.

6.   Income Taxes
-----------------

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses carried forward totalling $125,000 which expire starting in 2019. Pursuance to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely that not it will utilize the net operating losses carried forward in future years.

7.   Stock Option Plan
----------------------

     The board of directors approved a Stock Option Plan (the "Plan") effective on September 3, 2004 pursuant to which directors, officers, employees and consultants of the Company are eligible to receive grants of options for the Company's common stock. The plan has a life of ten (10) years and is expiring on September 3, 2014. Maximum of 20,000,000 common stocks have been reserved under the plan. Each stock option entitles its holder to purchase one common share of the Company. Options may be granted for a term not exceeding ten years for the date of grant. The plan is administered by the board of directors.

     On September 23, 2004, 4,100,000 stock options under the Plan were granted to its directors, officers and employees with the exercise price of U.S. $2.40 per share, being the market price at the time of the grant. These options are vested from December 31, 2004 to March 31, 2006.

     The Company charged $98,136, Nil and Nil stock-based compensation to operations in the three months ended September 30, 2004, year ended June 30, 2004 and three months ended September 30, 2003 respectively by applying the fair value method in accordance with SFAS No. 123.



                       Unaudited - Prepared by Management

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2004 - Page 6
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


7.   Stock Option Plan - cont'd
-------------------------------

     The following table shows the assumptions used in determining stock-based compensation costs under the Black-Scholes option pricing model:

                                                                     Sept. 30,
                                                                          2004
                                                               ----------------
        Expected Volatility                                             97.0%
        Risk-free interest rate                                         3.30%
        Expected life (years)                                            4.74
        Dividend yield                                                    Nil
        Number of stock options granted                             4,100,000
        Weighted average fair value of options granted                  $1.75

8.   Contracts
--------------

     On September 15, 2004, the Company entered into a contract with an investor relations firm for a three month period of time requiring payment of $6,000 U.S. per month plus out of pocket expenses.

9.   Acquisition
----------------

     On September 14, 2004 the Company announced it has signed two separate binding Letter Agreements under which the Company would acquire all of the outstanding shares of Pac-Poly Investments Limited and 95 percent of the outstanding shares of Beijing Boheng Investment & Management Co., Ltd. Pac-Poly, a company organized under the laws of the British Virgin Islands, would receive 16,387,000 shares of Xinhua China Ltd.'s common stock and Boheng, a company organized under the laws of the People's Republic of China, would receive 18,613,000 shares of Xinhua China Ltd's common stock for a total of 35,000,000 shares.

     Pac-Poly and Boheng previously signed an agreement to acquire 57.67 percent of Xinhua Publications Circulation & Distribution Center Co., Ltd., a newly formed company organized under the laws of the People's Republic of China. Xinhua C&D has been granted a nationwide distribution licence in China for: book; periodicals; human body art pictorials; audio video product distribution; wholesale; retail and mail order of publicly distributed electronic publications; advertisement by domestic and foreign firms in certain categories of books; and classified ads. In addition to receiving the nationwide distribution licence in China, Xinhua C&D recently finalized distribution agreements for certain international publications for the China market.

     The acquisitions of Pac-Poly and Boheng are subject to Xinhua China Ltd. completing its due diligence of both Pac-Poly and Boheng within 90 days after entering into the Letter Agreements; each of Pac-Poly and Boheng receiving their intended share capital in the newly created Xinhua C&D, equivalent to an aggregate of 57.67 percent of the outstanding share capital in Xinhua C&D ; and other terms and conditions of the Letter Agreements, or Formal Agreements if any are entered into, being satisfied.


                       Unaudited - Prepared by Management

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2004 - Page 7
(expressed in U.S. dollars)
--------------------------------------------------------------------------------


9.   Acquisition - cont'd
-------------------------

     In order to encourage Pac-Poly and Boheng to enter into the Letter Agreements with Xinhua China Ltd.., Mr. Xianping Wang, President, CEO and
     director of Xinhua China Ltd., has agreed upon completion of the acquisition of Pac-Poly and Boheng, to surrender for cancellation 35,000,000 shares of common stock of Xinhua China Ltd., from the 45,000,000 shares of common stock of Xinhua China Ltd. that he acquired on August 5, 2004.

10.  Stock Dividend
-------------------

     On July 29, 2004, the Company issued two additional shares for each common share outstanding effective as of the record date of July 29, 2004. All per share amounts have been retroactively adjusted to reflect the stock dividend.





























                       Unaudited - Prepared by Management

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

Plan of Operation
-----------------

As at  September  30,  2004,  the  Company  had a  working  capital  deficit  of
($65,996). The Company has remained solvent due to funding from its shareholders. During the next 9 months following the date of this Report, the Company anticipates that it will have to raise capital in the form of equity financing from the sale of its common stock. However, the Company does not have any financing arranged and it cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its anticipated new business in China. In the absence of such financing, the Company's business plan will fail.

The Company has not completed its due diligence with respect to the acquisition of 100% of Pac-Poly Investments Limited and 95% of Beijing Boheng Investment & Management Co., Ltd. Once the due diligence is done, and subject to the decision of the board of directors to decide to proceed, the Company is able to complete the acquisition of the two companies that hold a 57.67% interest of Xinhua Publications Circulation & Management Co., Ltd.

Results of Operations
---------------------

The Company posted a loss of ($147,761) for the quarter ending September 30, 2004 of which ($98,136) was a non-cash charge related to the Company's stock based compensation plan. The balance of ($49,625) were operating expenses and continuing professional fees. No revenue was generated during the quarter.

Liquidity and Capital Resources
-------------------------------

For the quarter ending September 30, 2004, the Company had a working capital deficiency of ($65,996) versus a working capital deficiency balance of ($16,371) for the year ending June 30, 2004.

The Company anticipates that it will have to raise capital in the form of equity financing from the sale of its common stock. The Company cannot provide any assurances that it will be able to achieve further sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to continue with its anticipated new business in China and the Company's venture will fail.

Corporate Background
--------------------

The Company was incorporated in the State of Nevada on September 14, 1999. The Company maintains its registered agent's office at 101 Convention Center Drive, suite 700, Las Vegas, Nevada 89109 and its principal executive office is located at 505 Burrard Street, Suite 1880, Vancouver, British Columbia, Canada, V7X 1M6. The Company's telephone number is (604) 681-3864.

By an action of the majority shareholders which was filed on a Schedule 14C on EDGAR on September 20, 2004, the Company changed its name from Camden Mines Limited to "Xinhua China Ltd." effective on October 12, 2004.

The Company has been engaged in the acquisition, exploration and development of mining properties, however, the Company intends to change its business to that of being a majority owner of Xinhua Publications Circulation & Distribution Center Co., Ltd. ("Xinhua C&D"), a newly formed company organized under the laws of the Peoples' Republic of China, which is expected to be assigned a nationwide distribution licence in China for: books; periodicals; human body art pictorials; audio video product distribution; wholesale, retail and mail order of publicly distributed electronic publications; advertisement by domestic and foreign firms in certain categories of books; and classified ads.

On September 14, 2004, the Company announced the signing of two separate binding Letter Agreements under which it would acquire all of the outstanding shares of Pac-Poly Investments Limited ("Pac-Poly") and 95 percent of the outstanding shares of Beijing Boheng Investment & Management Co., Ltd. ("Boheng"). The shareholders of Pac-Poly, a company organized under the laws of the British Virgin Islands, would receive 16,387,000 shares of the Company's common stock and the shareholders of Boheng, a company organized under the laws of the People's Republic of China, would receive 18,613,000 shares of the Company's common stock for a total of 35,000,000 shares.

Pac-Poly and Boheng previously signed an agreement to acquire in aggregate 57.67 percent of Xinhua C&D. In addition to the expected assignment of the nationwide distribution licence in China, Xinhua C&D recently finalized distribution agreements for certain international publications for the China market.

The acquisitions of Pac-Poly and Boheng are subject to the Company completing its due diligence of both Pac-Poly and Boheng within 90 days after entering into the Letter Agreements; each of Pac-Poly and Boheng receiving their intended share capital in the newly created Xinhua C&D, equivalent to an aggregate of
57.67 percent of the outstanding share capital in Xinhua C&D ; and other terms and conditions of the Letter Agreements, or Formal Agreements if any are entered into, being satisfied.

In order to encourage Pac-Poly and Boheng to enter into the Letter Agreements with the Company, Mr. Xianping Wang, the Company's current President, CEO and a director, has agreed upon completion of the acquisition of Pac-Poly and Boheng, to surrender for cancellation 35,000,000 shares of the Company's common stock from the 45,000,000 shares of the Company's common stock that he acquired on August 5, 2004.

Subsidiaries
------------

The Company does not currently have any subsidiaries; however, upon completion of the Letter Agreements entered into with Pac-Poly and Boheng on September 14, 2004, the Company will own 100% of Pac-Poly and 95% of Boheng. The Company's intended new business will be operated through Pac-Poly and Boheng.

Research and Development
------------------------

The Company has not incurred any research or development expenditures since our incorporation.

Holders
-------

As of November 15, 2004, the Company had approximately 32 shareholders of record.

Dividends
---------

Other than the stock dividend of two additional shares for each one share outstanding, which was effective July 29, 2004 and the stock dividend of four additional shares for each one share outstanding, which was effective May 15, 2001, the Company's Board of Directors has never declared a dividend on its common stock. The Company's previous losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.


Item 3.  Controls and Procedures
--------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II--Other Information
--------------------------

Item 1.  Legal Proceedings
--------------------------

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company. None of the Company's directors, officers or affiliates are (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

On September 14, 2004, Camden Mines Limited (the "Company"), Pac-Poly Investments Limited ("Pac-Poly"), a company organized under the laws of the British Virgin Islands, and the shareholders of Pac-Poly have entered into a letter agreement (the "Letter Agreement") whereby the shareholders of Pac-Poly will transfer all of the issued and outstanding shares in the capital of Pac-Poly to the Company in exchange for the Company issuing to the shareholders of Pac-Poly on a pro rata basis an aggregate of 16,387,000 shares of common stock of the Company. The Letter Agreement is subject to: the Company completing its due diligence of Pac-Poly within 90 days after entering into the Letter Agreement; Pac-Poly receiving its intended 27% share capital in the newly created Xinhua Publications Circulation & Distribution Center Co., Ltd. ("Xinhua C&D"), a newly formed company organized under the laws of the People's Republic of China; and other terms and conditions of the Letter Agreement. The Company, Pac-Poly and the shareholders of Pac-Poly intend to enter into a more formal share purchase agreement and other documents that more fully delineate and formalize the terms outlined in the Letter Agreement.

On September 14, 2004, the Company, Beijing Boheng Investment & Management Co., Ltd. ("Boheng"), a company organized under the laws of the People's Republic of China, and the shareholders of Boheng have entered into a letter agreement (the "Letter Agreement") whereby the shareholders of Boheng will transfer on a pro rata basis, in accordance with each such shareholders' respective percentage shareholdings in Boheng, 95% of the issued and outstanding shares in the capital of Boheng to the Company in exchange for the Company issuing to the shareholders of Boheng on a pro rata basis an aggregate of 18,613,000 shares of common stock of the Company. The Letter Agreement is subject to: the Company completing its due diligence of Boheng within 90 days after entering into the Letter Agreement; Boheng receiving its intended 30.67% share capital in the newly created Xinhua C&D ; and other terms and conditions of the Letter Agreement. The Company, Boheng and the shareholders of Boheng intend to enter into a more formal share purchase agreement and other documents that more fully delineate and formalize the terms outlined in the Letter Agreement.

In order to encourage Pac-Poly and Boheng to enter into the Letter Agreements with the Company, Mr. Xianping Wang, President, CEO and director of the Company, has agreed upon completion of the acquisition of Pac-Poly and Boheng, to surrender for cancellation 35,000,000 shares of common stock of the Company from the 45,000,000 shares of common stock of the Company that he acquired on August 5, 2004.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

     N/A


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On September 20, 2004, the Company filed a Schedule 14C - Notice of Action by a Majority of Shareholders, whereby its shareholders holding 45,052,000 shares of the 61,056,375 shares issued and outstanding (73.79%) consented to and approved on September 6, 2004, the following action to be effective as of October 5, 2004: (i) the amendment to the Company's Articles of Incorporation to increase its unauthorized shares of common stock from 100,000,000 shares to 500,000,000;
(ii) the amendment to the Company's Articles of Incorporation to effectuate a name change to "Xinhua China Ltd."; (iii) the adoption and ratification of a stock option and incentive plan for key personnel; (iv) the ratification of the appointment of the following persons as the Company's directors and to serve as its directors until its next annual meeting of shareholders or until their successors have been elected and qualified: Xianping Wang, Henry Jung, Reg Handford, Edward Wong and Peter Shandro; and (v) the ratification of the selection of Moore Stephens Ellis Foster Ltd. as the Company's independent public accountants for the fiscal year ending June 30, 2005.

The above mentioned actions became effective on October 12, 2004.


Item 5.  Other Information
--------------------------

On October 12, 2004, the Company by action of a majority of the shareholders of the Company effected the following corporate actions: (i) the amendment to the Company's Articles of Incorporation to increase its unauthorized shares of common stock from 100,000,000 shares to 500,000,000; (ii) the amendment to the Company's Articles of Incorporation to effectuate a name change to "Xinhua China Ltd."; (iii) the adoption and ratification of a stock option and incentive plan for key personnel; (iv) the ratification of the appointment of the following persons as the Company's directors and to serve as its directors until its next annual meeting of shareholders or until their successors have been elected and qualified: Xianping Wang, Henry Jung, Reg Handford, Edward Wong and Peter Shandro; and (v) the ratification of the selection of Moore Stephens Ellis Foster Ltd. as the Company's independent public accountants for the fiscal year ending June 30, 2005.


Item 6.  Exhibits
-----------------

     (a)  Exhibit List

          3.1       Certificate of Amendment filed on October 5, 2004

          10.1* Letter Agreement between the Company, Pac-Poly and the shareholders of Pac-Poly, dated September 14, 2004

          10.2*     Letter  Agreement  between  the  Company,   Boheng  and  the
                    shareholders of Boheng, dated September 14, 2004

          31.1      Certificate pursuant to Rule 13a-14(a)

          31.2      Certificate pursuant to Rule 13a-14(a)

          32.1      Certificate pursuant to 18 U.S.C. Section 1350

          32.2      Certificate pursuant to 18 U.S.C. Section 1350

* Previously filed on the Company's Form 10-KSB filed on October 4, 2004 and incorporated by reference.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Xinhua China Ltd.
                                             -----------------

Date: November 22, 2004                      Per:     /s/ Henry Jung
                                                 -------------------------------
                                                 Henry Jung, Chief Financial
                                                 Officer and a Director