Form 10QSB
period 2004-12-31
XINHUA CHINA LTD
filed 2005-02-22
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2004	Commission File Number 000-33195

XINHUA CHINA LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0437644 (IRS Employer Identification No.)

B 26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, P.R. China (Address of Principal Executive Offices)	100027 (Zip Code)

86-10-84477275 (Issuer’s telephone number)

505 Burrard St., Suite 1880, Vancouver, B.C., Canada, V7X 1M6 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  61,056,375 shares as of February 15, 2005.

Transitional Small Business Disclosure Format:

Yes        No   X



PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XINHUA CHINA LTD.
(formerly Camden Mines Limited)
(An Exploration Stage Company)

Financial Statements
(Unaudited – Prepared by Management)
(Expressed in U.S. Dollars)

December 31, 2004

Index

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders’ Equity

Notes to Financial Statements


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	Dec. 31, 2004	Jun. 30, 2004
ASSETS
Current Assets
Cash	$420,534	$130

Total Current Assets	420,534	130
Property and equipment - Note 3	3,979	-

Total Assets	$424,513	$130

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$170,787	$4,998
Due to a related party	11,503	11,503
Advances payable	490,600	-

Total Current Liabilities	672,890	16,501

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
500,000,000 common shares with a par value of $0.00001 each
Issued and outstanding 61,056,375 common shares	611	611

Additional paid - in capital	1,951,847	353,932

Deficit accumulated during the exploration stage	(2,200,835)	(370,914)
Total Stockholders’ Deficiency	(248,377)	(16,371)

Total Liabilities and Stockholders’ Deficiency	$424,513	$130

Unaudited - Prepared by Management

See accompanying notes to the financial statements


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
	Accumulated from September 14, 1999	Three Months Ended December 31,		Six Months Ended December 31,
	(Date of Inception) to Dec. 31, 2004	2004	2003	2004	2003
General & administrative expenses
Accounting and legal	117,868	49,784	1,093	52,709	1,693
Advertising and promotion	3,672	0		3,672
Consulting fees	268,635	23,174		23,174
Interest and bank charges	272	272		272
Office supplies	1,019	1,019		1,019
Miscellaneous expenses	33,870	33,870		33,870
Exchange gain	1,031	1,031		1,031
Depreciation	8,439		672		1,345
Business plan	9,665			9,665
Entertainment and travel	33,597	15,458		27,667
Office services	43,484	1,531	312	13,385	328
Investor relations	53,348	51,348		53,348
Mining exploration	5,492				390
Rent	13,423	3,559		3,559
Shareholder information	1,283			1,283
Stock-based compensation	1,597,915	1,499,779		1,597,915
Subscriptions	2,044			2,044
Translations	1,014			1,014
Transfer agent and filing fees	2,456	1,335	25	1,986	50
Web site	2,308			2,308
	2,200,835	1,682,160	2,102	1,829,921	3,806

Loss for the period	(2,200,835)	(1,682,160)	(2,102)	(1,829,921)	(3,806)

Net loss per share		(0.028)	-	(0.030)	-

Weighted average shares outstanding		61,056,375	61,056,375	61,056,375	61,056,375

Unaudited - Prepared by Management

See accompanying notes to the financial statements


XINHUA CHINA LTD.
(Formerly Camden Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from September 14, 1999	Six Months Ended December 31,
	(Date of Inception) to Dec. 31, 2004	2004	2003
Operating activities
Net loss for the period	$(2,200,835)	$(1,829,921)	$(3,806)
Adjustment to reconcile net loss to cash
Depreciation	8,439	-	1,345
Shares issued for services	245,461	-	-
Stock-based compensation	1,597,915	1,597,915	-
Mining claims costs	54	-	-

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	170,788	165,789	1,133

Net cash used in operating activities	(178,178)	(66,217)	(1,328)

Financing activities
Due to a related party	13,487	-	-
Advances payable	490,600	490,600	-
Proceeds from sale of common stock	107,043	-

Net cash provided by financing activities	611,130	490,600	-

Investing activities
Acquisition of equipment	(12,418)	(3,979)	-

Increase (Decrease) in cash	420,534	420,404	(1,328)

Cash, beginning of period	-	130	1,328
Cash, end of period	$420,534	$420,534	$-

Unaudited - Prepared by Management

See accompanying notes to the financial statements


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Six Month Period Ended December 31, 2004
(expressed in U.S. dollars)

				Deficit
				Accumulated	Total
	Common Stock		Additional	During the	Shareholders'
			Paid-in	Exploration	Equity
	# Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$
Balance-September 14, 1999 (Date of Inception)	-	-	-	-	-

Issuance of common stock for services and
in payment of advances for approximately
$0.055 per share	75,000,000	750	274,250	-	275,000

Cancellation of common stock by directors
for services and payment of advances for
approximately $0.055 per share	(30,000,000)	-300	(109,700)	-	(110,000)

Issuance of common stock for services and
in payment of advances for approximately
$0.055 per share	22,500,000	225	82,275	-	82,500

Net loss for period	-	-	-	(264,475)	(264,475)

Balance-June 30, 2000	67,500,000	675	246,825	(264,475)	(16,975)

Sale of common stock for cash
at $0.10 per share	16,056,375	161	106,882	-	107,043

Cancellation of common stock returned
for services and payment of advances	(22,500,000)	-225	225	-	-

Net loss for the year	-	-	-	(58,677)	(58,677)

Balance-June 30,2001	61,056,375	611	353,932	(323,152)	31,391
Net loss for the year	-	-	-	(23,521)	(23,521)

Balance - June 30, 2002	61,056,375	611	353,932	(346,673)	7,870
Net loss for the year	-	-	-	(16,806)	(16,806)

Unaudited - Prepared by Management

See accompanying notes to the financial statements


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Six Month Period Ended December 31, 2004
(expressed in U.S. dollars)

				Deficit
				Accumulated	Total
	Common Stock		Additional	During the	Shareholders'
			Paid-in	Exploration	Equity
	# Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$

Balance - June 30, 2003	61,056,375	611	353,932	(363,479)	(8,936)
Net loss for the year	-	-	-	(7,435)	(7,435)

Balance - June 30, 2004	61,056,375	611	353,932	(370,914)	(16,371)

Stock-based compensation	-	-	1,597,915	-	1,597,915
Net loss for period ended Dec.31,2004	-	-	-	(1,829,921)	(1,829,921)

Balance - December 31, 2004	61,056,375	611	1,951,847	(2,200,835)	(248,377)

Unaudited - Prepared by Management

See accompanying notes to the financial statements


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004
(expressed in U.S. dollars)

1.        Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2004, and the results of operations and cash flows for the interim period ended December 31, 2004 and 2003.

The accompanying unaudited financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended June 30, 2004 included in the annual report previously filed on Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company changed its name to Xinhua China Ltd. effective October 12, 2004.

2.   Summary of Significant Accounting Principles

a) Year End

The Company’s year end is June 30.

Unaudited - Prepared by Management


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004 - Page 2
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles - cont’d

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

e)  Foreign Currency Transactions / Balances

The Company’s functional currency is the United States dollars.  Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation."  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Unaudited - Prepared by Management


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004 - Page 3
(expressed in U.S. dollars)

3.   Summary of Significant Accounting Principles - cont’d

f)  Basis and Diluted Net Income (Loss) Per Share

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

g) Stock -based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".  On September 4, 2004, the board of directors approved a stock option plan that is described more fully in Note 5.

h) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at December 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)  Income Taxes

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

Unaudited - Prepared by Management


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004 - Page 4
(expressed in U.S. dollars)

2.               Summary of Significant Accounting Principles - cont’d

j) Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 does not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on the Company’s financial statements.

3.               Equipment

			Dec. 31, 2004	June 30, 2004

	Cost	Depreciation	Accumulated Value	Net Carrying Value

Office equipment	$ 3,979	$ -	$ 3,979	$ -

Unaudited - Prepared by Management


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004 - Page 5
(expressed in U.S. dollars)

4.   Related Party Transactions / Balances

The former President of the Company is owed $11,503 as at December 31, 2004 for payment of expenses on behalf of the Company.  This amount is non-interest bearing, unsecured and due on demand.

5.   Stock Option Plan

The board of directors approved a Stock Option Plan (the "Plan") effective on September 4, 2004 pursuant to which directors, officers, employees and consultants of the Company are eligible to receive grants of options for the Company’s common stock.  The plan has a life of ten (10) years and expires on September 4, 2014.  A maximum of 20,000,000 common shares have been reserved under the plan.  Each stock option entitles its holder to purchase one common share of the Company.  Options may be granted for a term not exceeding ten years from the date of grant.  The plan is administered by the board of directors.

On September 23, 2004, 4,100,000 stock options under the Plan were granted to its directors, officers, employees and consultants with the exercise price of $2.40 per share, being the market price at the time of the grant.  These options vest at different periods from 18 months to 27 months from the date of grant depending on the optionee and all of these options have a life of five (5) years from the grant date.

On October 1, 2004 and October 23, 2004, a total of 180,000 stock options under the Plan were granted to its consultants with the exercise prices of $2.62 and $3.05 per share respectively, being the market price at the time of the grant.  These options vest from October 2004 to October 2005 and have a life of about one (1) year from the grant date.

The Company charged $1,597,915 stock-based compensation to operations in the six months ended December 31, 2004 by applying the fair value method in accordance with SFAS No. 123.  No stock-based compensation was charged for the six months ended December 31, 2003.  The fair value of the stock options granted for the six months ended December 31, 2004 was estimated at $1.54 per share, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: risk-free interest rate of 3.26%, dividend yield of 0%, volatility of 81% and expected lives of 4.63 years.

Unaudited - Prepared by Management


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004 - Page 6
(expressed in U.S. dollars)

5. Stock Option Plan - cont’d

The following is a summary of the stock option information for the period ended December 31, 2004:

	Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2004	-	$ -
Granted	4,100,000	$2.40

Options outstanding at September 30, 2004	4,100,000	$2.40
Granted	180,000	$2.91
Forfeited	(45,000)	$2.62

Options outstanding at December 31, 2004	4,235,000	$2.42

As at December 31, 2004, 1,033,750 stock options were exercisable and there was $4.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.31 years.

6. Contracts

On September 15, 2004, the Company entered into a contract with an investor relations firm for a three month period of time requiring payment of $6,000 U.S. per month plus out of pocket expenses.

7.   Acquisition

On January 21, 2005, the Company completed two separate Share Purchase Agreements acquiring all of the outstanding shares of Pac-Poly Investments Limited (“Pac-Poly”) and 95% of the outstanding shares of Beijing Boheng Investments Ltd. (“Boheng”).  The shareholders of Pac-Poly, a company organized under the laws of the British Virgin Islands, received 16,387,000 shares of  the Company’s common stock and the shareholders of Boheng, a company organized under the laws of the People’s Republic of China, received 18,613,000 shares of the Company’s common stock.

Pac-Poly and Boheng jointly own 57.67% interest in Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”), a newly formed company organized under the laws of the People’s Republic of China.  Xinhua C&D has been granted a nationwide distribution licence in China for: book; periodicals; human figure and representation art pictorials; audio video product distribution; wholesale; retail and mail order of publicly distributed electronic publications; advertisement by domestic and foreign firms in certain categories of books; and classified ads.  In addition to receiving the nationwide distribution licence in China, Xinhua C&D recently finalized distribution agreements for certain international publications for the China market.

                                                Unaudited - Prepared by Management


XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2004 - Page 7
(expressed in U.S. dollars)

7. Acquisition - cont’d

Furthermore, Mr. Xianping Wang, President, CEO and director of Xinhua China Ltd., agreed, upon completion of the acquisition of Pac-Poly and Boheng, to surrender 35,000,000 of the 45,000,000 shares of common stock of the Company registered in his name for cancellation and return to the Company’s treasury.  Mr. Wang’s shares were cancelled on February 2, 2005.

8.   Stock Dividend

On July 29, 2004, the Company issued two additional shares for each common share outstanding effective as of the record date of July 29, 2004.  All per share amounts have been retroactively adjusted to reflect the stock dividend.

                                                Unaudited - Prepared by Management


Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

Plan of Operation

As at December 31, 2004, the Company had a working capital deficit of ($252,356).  The Company has remained solvent due to funding from its shareholders.  During the next 6 months following the date of this Report, the Company anticipates that it will have to raise capital in the form of equity financing from the sale of its common stock.  However, the Company does not have financing arranged and it cannot provide investors with assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its anticipated business in China.  In the absence of such timely financing, the Company's business plan could well fail.

The Company continued its due diligence with respect to the acquisition of 100% of Pac-Poly Investments Limited and 95% of Beijing Boheng Investments Ltd.  After operations, physical properties, intangibles, contracts and licenses were reviewed by the Company’s accountants, lawyers in China, and contractors, the Board of Directors of the Company decided in January to proceed and complete the acquisition of the two companies that hold a 57.67% interest of Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”).  As a result the shareholders of Pac-Poly and Boheng received in aggregate 35,000,000 restricted shares of the Company’s common stock and our President, Mr. Xianping Wang, surrendered 35,000,000 common shares of the Company registered in his name to the Company for cancellation and return to treasury.

Results of Operations

No revenue was generated during the period ended December 31, 2004.  The Company posted a loss of ($1,829,921) for the six month period ending December 31, 2004 of which ($1,517,915) was a non-cash charge related to the Company's stock based compensation plan.  The balance of ($312,006) comprised of charges for accounting and legal, consulting, entertainment and travel, investor relations, and miscellaneous expenses.  This was quite different from prior periods, as the Company made a transition from mineral exploration to a new line of business headed by book distribution in China.  The rate of expenditure may be expected to increase given the completion of the due diligence and the closing of the transaction acquiring the controlling corporations of Xinhua C&D.

Liquidity and Capital Resources

On December 31, 2004, the Company had a working capital deficiency of ($252,356) versus a working capital deficiency balance of ($16,371) for the year ending June 30, 2004.

The Company anticipates that it will have to raise capital in the form of equity financing from the sale of its common stock.  As noted above, however, the Company does not have financing arranged and it cannot provide investors with assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its anticipated business in China.  In the absence of such timely financing (or financing from other sources such as might be included in trade partnerships or strategic alliances) the Company’s business plan could well fail to carry through.


Corporate Background

The Company was incorporated in the State of Nevada on September 14, 1999.  The Company maintains its registered agent's office at 101 Convention Center Drive, suite 700, Las Vegas, Nevada  89109 and its principal executive office is located at B 26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, P.R. China  100027.  The Company’s telephone number is 86-10-84477275.

By an action of the majority shareholders which was filed on a Schedule 14C on EDGAR on September 20, 2004, the Company changed its name from Camden Mines Limited to “Xinhua China Ltd.” effective on October 12, 2004.

The Company has been engaged in the acquisition, exploration and development of mining properties, however, the Company has changed its business to that of being a majority owner of Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”), a newly formed company organized under the laws of the Peoples' Republic of China, which is expected to be assigned a nationwide distribution licence in China for: books; periodicals; human body art pictorials; audio video product distribution; wholesale, retail and mail order of publicly distributed electronic publications; advertisement by domestic and foreign firms in certain categories of books; and classified ads.

On September 14, 2004, the Company announced the signing of two separate binding Letter Agreements under which it would acquire all of the outstanding shares of Pac-Poly Investments Limited ("Pac-Poly") and 95 percent of the outstanding shares of Beijing Boheng Investments Ltd. ("Boheng").  The shareholders of Pac-Poly, a company organized under the laws of the British Virgin Islands, would receive 16,387,000 shares of the Company’s common stock and the shareholders of Boheng, a company organized under the laws of the People's Republic of China, would receive 18,613,000 shares of the Company’s common stock for a total of 35,000,000 shares.

Pac-Poly and Boheng previously signed an agreement to acquire in aggregate 57.67 percent of Xinhua C&D.  In addition to the expected assignment of the nationwide distribution licence in China, Xinhua C&D recently finalized distribution agreements for certain international publications for the China market.  On January 1, 2005, Pac-Poly and Boheng became registered owners of 57.67 percent of Xinhua C&D.

On January 21, 2005, the acquisitions of Pac-Poly and Boheng by the Company were completed, resulting in Pac-Poly being a wholly owned subsidiary of the Company and Boheng being a majority owned (95%) subsidiary of the Company.

In addition, on January 21, 2005, Mr. Xianping Wang, the Company’s current President, CEO and a director, entered into a letter agreement with the Company whereby Mr. Wang agreed, upon closing of the Pac-Poly and Boheng acquisitions by the Company, to surrender for cancellation 35,000,000 shares of the Company’s common stock from the 45,000,000 shares of the Company’s common stock that he acquired on August 5, 2004.  On February 2, 2005, 35,000,000 of the 45,000,000 shares of the Company’s common stock registered in Mr. Wang’s name were cancelled and returned to the Company’s treasury.


Subsidiaries

As of January 21, 2005, the Company has two subsidiaries – Pac-Poly and Boheng.  The Company owns 100% of Pac-Poly and 95% of Boheng.  The Company’s business operations are conducted through Pac-Poly and Boheng.

Research and Development

The Company has not incurred any research or development expenditures since our incorporation.

Holders

As of February 15, 2005, the Company had approximately 28 shareholders of record.

Dividends

Other than the stock dividend of two additional shares for each one share outstanding, which was effective July 29, 2004 and the stock dividend of four additional shares for each one share outstanding, which was effective May 15, 2001, the Company’s Board of Directors has never declared a dividend on its common stock.  The Company’s previous losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

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

Part II—Other Information

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company.  None of the Company’s directors, officers or affiliates are (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            N/A

Item 3. Defaults Upon Senior Securities

            N/A

Item 4. Submission of Matters to a Vote of Security Holders

            N/A

Item 5. Other Information

            N/A

Item 6. Exhibits

            (a)        Exhibit List

31.1 Certificate pursuant to Rule 13a-14(a)

31.2 Certificate pursuant to Rule 13a-14(a)

32.1 Certificate pursuant to 18 U.S.C. §1350

32.2 Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        Xinhua China Ltd.

Date: February 19, 2005                                  Per:      /s/ Henry Jung
                                                                                    Henry Jung, Chief Financial Officer and a Director