Form 10QSB
period 2005-03-31
XINHUA CHINA LTD
filed 2005-05-24
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005                Commission File Number 000-33195
                                                                       ---------

                                XINHUA CHINA LTD.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         88-0437644
            ------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

B 26F Oriental Kenzo, No. 48 Dongzhimenwai,
 Dongcheng District, Beijing, P.R. China                      100027
-------------------------------------------                   ------
  (Address of Principal Executive Offices)                  (Zip Code)

                                 86-10-84477275
                                 --------------
                           (Issuer's telephone number)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 61,114,375 shares as of May 15, 2005.

Transitional Small Business Disclosure Format:

                                 Yes          No  X
                                    -----       -----

                                Table of Contents
                                -----------------


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements.............................................F-1

Item 2.   Management's Discussion and Analysis or Plan of Operation..........3

Item 3.   Controls and Procedures............................................7

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings..................................................8

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........8

Item 3.   Defaults Upon Senior Securities....................................8

Item 4.   Submission of Matters to a Vote of Securities Holders..............8

Item 5.   Other Information..................................................8

Item 6.   Exhibits...........................................................8

          Signatures.........................................................9

PART I--FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
----------------------------




                         XINHUA CHINA LTD.
                         -----------------
                         (formerly Camden Mines Limited)


                         Consolidated Financial Statements
                         (Unaudited)
                         (Expressed in U.S. Dollars)


                         March 31, 2005


                         Index
                         -----
                         Consolidated Balance Sheets
                         Consolidated Statements of Operations
                         Consolidated Statements of Cash Flows
                         Consolidated Statements of Stockholders' Equity Notes to Financial Statements

XINHUA CHINA LTD.
-----------------
(Formerly Camden Mines Limited)
Consolidated Balance Sheets
(expressed in U.S. dollars)
----------------------------------------------------------------------------------------
                                                        Mar. 31, 2005     Jun. 30, 2004
----------------------------------------------------------------------------------------
                                                         (Unaudited)
Assets
Current Assets
   Cash                                                 $   4,803,140     $         130
   Account Receivable, net (note 3)                        54,015,594                 -
   Prepayment  (note 4)                                     8,823,217                 -
   Inventory  (note 5)                                     14,219,296                 -
----------------------------------------------------------------------------------------

Total Current Assets                                       81,861,248               130

Property, Plant and Equipment (note 6)                     25,935,260                 -
National Distribution License (note 7)                      4,325,728                 -

----------------------------------------------------------------------------------------
Total Assets                                            $ 112,122,236     $         130
========================================================================================

Liabilities and Shareholder Equity

Current Liabilities
   Loans Payable - current (note 8)                     $   1,207,837     $           -
   Account Payable                                         75,672,387             4,998
   Advance Received                                         1,042,094                 -
   Tax Provision (note 9)                                   5,160,731                 -
   Due to Related Party                                        11,503            11,503
----------------------------------------------------------------------------------------

Total Current Liabilities                                  83,094,553            16,501

Long-term Liabilities
   Loans Payable  (note 8)                                 21,101,669                 -

Total Long-term Liabilities                                21,101,669
----------------------------------------------------------------------------------------

Total Liabilities                                         104,196,222
----------------------------------------------------------------------------------------

Minority Interest                                           3,849,924
----------------------------------------------------------------------------------------

Shareholder Equity

Common Stock
   Authorized: 500,000,000 common shares with a par
     value of $0.00001 each
   Issued and outstanding 61,056,375 common shares                611               611
Additional Paid-in Capital                                  6,178,481           353,932
Share Subscriptions Received                                1,522,733
Retained Earnings                                          (3,625,734)         (370,914)
----------------------------------------------------------------------------------------

Total Shareholder Equity                                    4,076,091           (16,371)
----------------------------------------------------------------------------------------

Total Liabilities and Shareholder Equity (Deficiency)   $ 112,122,236     $         130
========================================================================================

The accompanying notes are an integral part of these financial statements. Unaudited, prepared by management

XINHUA CHINA LTD.
-----------------
(Formerly Camden Mines Limited)
Consolidated Statements of Operations
(expressed in U.S. dollars)
-------------------------------------------------------------------------------------------------
                                                           Three Months Ended   Nine Months Ended
                                                                Mar. 31, 2005       Mar. 31, 2005
-------------------------------------------------------------------------------------------------
                                                                  (Unaudited)         (Unaudited)

Sales revenue                                                $     5,389,157     $     5,389,157
Cost of sales                                                      4,887,928           4,887,928
-------------------------------------------------------------------------------------------------
Gross profit                                                         501,229             501,229

Selling, general administrative expenses                           1,057,225           1,289,231
Stock-based compensation                                             969,216           2,567,131
Interest expense                                                      86,728              86,728
Depreciation of equipment and motor vehicle (note 2 e)                93,846              93,846
Amortization of land use right and national distribution              42,345              42,345
license (note 2 f)
-------------------------------------------------------------------------------------------------
Total operating expenses                                           2,249,360           4,079,281
-------------------------------------------------------------------------------------------------
Operating loss                                                    (1,748,132)         (3,578,053)
Interest and other income                                             15,539              15,539
-------------------------------------------------------------------------------------------------
Loss before income tax and minority interest                      (1,732,592)         (3,562,513)
Income Tax Provision                                                (162,232)           (162,232)
-------------------------------------------------------------------------------------------------
Loss before minority interests                                    (1,570,360)         (3,400,281)
Minority interests share of loss                                    (145,461)           (145,461)
-------------------------------------------------------------------------------------------------
Net Loss for the period                                      $    (1,424,899)    $    (3,254,820)
=================================================================================================
Loss per share - basic and diluted                           $         (0.02)    $         (0.05)
=================================================================================================

Weighted average number of
  common stocks outstanding
   - Basic and diluted                                            61,056,375          61,056,375
=================================================================================================

The accompanying notes are an integral part of these financial statements. Unaudited, prepared by management

XINHUA CHINA LTD.
-----------------
(Formerly Camden Mines Limited)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
--------------------------------------------------------------------------------------------------
                                                                 Three Months         Nine Months
                                                                        Ended               Ended
                                                                Mar. 31, 2005       Mar. 31, 2005
--------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
Net (loss) for the period                                     $    (1,424,899)    $    (3,254,820)
Adjustments to reconcile net (loss) to net cash
  used by operating activities:
- stock-based compensation                                            969,216           2,567,131
- depreciation of equipment                                            93,846              93,846
- amortization of land use right and license                           42,345              42,345
- income tax provision                                               (162,232)           (162,232)
- minority interest share of loss                                    (145,461)           (145,461)
Change in working capital accounts:
- account receivable                                              (54,015,594)        (54,015,594)
- inventory                                                       (14,219,296)        (14,219,296)
- prepayment                                                       (8,823,217)         (8,823,217)
- account payable                                                  75,501,600          75,667,389
- advance received                                                  1,042,094           1,042,094
- tax provision                                                     5,160,731           5,160,731
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           4,019,133           3,952,916
--------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
- notes payable                                                     1,207,837           1,207,837
- Long-term Loan                                                   13,044,644          13,044,644
- Long-term Bank Loan                                               4,831,350           4,831,350
- Loans from Shareholders                                           3,225,675           3,225,675
- Additional Paid-in Capital                                        6,178,476           6,178,476
- Adjustment to minority interest                                           -             350,429
- Share Subscriptions Received                                      1,522,733           1,522,733
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                          30,010,715          30,361,144
--------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
 - Cash acquired in connection with acquisition of Boheng             774,104             774,104
 - Equipment and machinery                                           (607,069)           (513,223)
 - Construction in progress                                       (19,986,605)        (19,986,605)
 - Land Use Right                                                  (5,477,778)         (5,435,433)
 - National Distribution License                                   (4,349,894)         (4,349,894)
--------------------------------------------------------------------------------------------------
Net cash provided by investing activities                         (29,647,241)        (29,511,050)
--------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                    4,382,606           4,803,010

Cash and cash equivalents, beginning of period                        420,534                 130

Cash and cash equivalents, end of period                      $     4,803,140     $     4,803,140



The accompanying notes are an integral part of these financial statements. Unaudited, prepared by management

XINHUA CHINA LTD.
-----------------
(Formerly Camden Mines Limited)
Consolidated Statements of Stockholders' Equity
(expressed in U.S. dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Total
                                               Common Stock                  Additional   Accumulated   Subscription  Shareholders'
                                                                              Paid-in       Deficit       Received       Equity
                                                 # Shares        Amount       Capital                                   (Deficit)
                                                                   $             $             $             $              $
-----------------------------------------------------------------------------------------------------------------------------------

Balance-September 14, 1999                                -             -             -             -                            -
(Date of Inception)

Issuance of common stock for services and
in payment of advances for approximately
$0.055 per share                                 75,000,000           750       274,250             -                      275,000

Cancellation of common stock by directors
for services and payment of advances for
approximately $0.055 per share                  (30,000,000)         (300)     (109,700)            -                     (110,000)

Issuance of common stock for services and
in payment of advances for approximately
$0.055 per share                                 22,500,000           225        82,275             -                       82,500

Net loss for period                                       -             -             -      (264,475)                    (264,475)
                                              -------------------------------------------------------------------------------------

Balance-June 30, 2000                            67,500,000           675       246,825      (264,475)                     (16,975)

Sale of common stock for cash
at $0.10 per share                               16,056,375           161       106,882             -                      107,043





















-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Total
                                               Common Stock                  Additional   Accumulated   Subscription  Shareholders'
                                                                              Paid-in       Deficit       Received       Equity
                                                 # Shares        Amount       Capital                                   (Deficit)
                                                                   $             $             $             $              $
-----------------------------------------------------------------------------------------------------------------------------------

Cancellation of common stock returned
for services and payment of advances            (22,500,000)         (225)          225             -                            -

Net loss for the year                                     -             -             -       (58,677)                     (58,677)
                                              -------------------------------------------------------------------------------------

Balance-June 30,2001                             61,056,375           611       353,932      (323,152)                      31,391
Net loss for the year                                     -             -             -       (23,521)                     (23,521)
                                              -------------------------------------------------------------------------------------

Balance - June 30, 2002                          61,056,375           611       353,932      (346,673)                       7,870
Net loss for the year                                     -             -             -       (16,806)                     (16,806)
                                              -------------------------------------------------------------------------------------

Balance - June 30, 2003                          61,056,375           611       353,932      (363,479)                      (8,936)
Net loss for the year                                     -             -             -        (7,435)                      (7,435)
                                              -------------------------------------------------------------------------------------

Balance - June 30, 2004                          61,056,375           611       353,932      (370,914)                     (16,371)

Recapitalization as a result of reverse
   acquisition                                   35,000,000           350     6,027,437                                  6,053,337
Cancelation of common stock as part of
   reverse acquisition                          (35,000,000)         (350)     (202,888)                                  (203,238)
Net loss for period ended Mar.31, 2005                                                     (3,254,820)                  (3,254,820)
Subscription received                                                                                     1,522,733      1,522,733
                                              -------------------------------------------------------------------------------------

Balance, March 31, 2005                          61,056,375           611     6,178,481    (3,625,734)    1,522,733      4,076,091
                                              =====================================================================================



The accompanying notes are an integral part of these financial statements. Unaudited, prepared by management

1.   Nature of Business and Basis of Presentation
-------------------------------------------------

     The consolidated financial statements are those of Xinhua China Ltd., formerly Camden Mines Limited, ("parent company'), its 100% owned subsidiary Pac-Poly Investments Limited ("Pac-Poly"), its 95% owned subsidiary Beijing Boheng Investments Ltd. ("Boheng"), and its 56.13% owned subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. ("Xinhua C&D"). Pac-Poly and Boheng jointly own 57.67% interest in Xinhua Publications Circulation & Distribution Co., Ltd. ("Xinhua C&D"), a newly formed company organized under the laws of the People's Republic of China on December 31, 2004. Collectively, the parent company and its subsidiaries are referred as the "Company".

     On January 21, 2005, the Company completed two separate Share Purchase Agreements acquiring all of the outstanding shares of Pac-Poly Investments Limited ("Pac-Poly") and 95% of the outstanding shares of Beijing Boheng Investments Ltd. ("Boheng"). The shareholders of Pac-Poly, a company organized under the laws of the British Virgin Islands, received 16,387,000 shares of the Company's common stock and the shareholders of Boheng, a company organized under the laws of the People's Republic of China, received 18,613,000 shares of the Company's common stock. As part of the acquisition, a shareholder of the Company cancelled 35,000,000 shares of common stock of the Company. The acquisition was accounted for as recapitalization of Xinhua C&D because the shareholders of Xinhua C&D controlled the parent company after the acquisition. The issued and outstanding common stock of Xinhua C&D prior to the completion of acquisition was restated to reflect the 35,000,000 stock issued by the parent company.

     Xinhua C&D has been granted a nationwide distribution license in China for books, periodicals, human figure and representation art pictorials, audio video product distribution, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books; and classified ads.

2.   Significant Accounting Policies
------------------------------------

     a)   Base of Presentation

          These consolidated financial statements include the accounts of the parent company, its 56.13% owned subsidiary, Xinhua Publications Circulation and Distribution Co. Ltd., its 100% owned subsidiary, Pac-Poly Investments Limited, and its 95% owned subsidiary, Beijing Boheng Investments Ltd. All significant inter-company transactions have been eliminated.

     b)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c)   Cash and Cash Equivalents

          Cash equivalents usually consist of highly liquid investments that are readily convertible to cash with maturities of three months or less when purchased.

     d)   Inventories

          Inventories are stated at the lower of cost or market with cost generally determined on a weighted moving average basis.

     e)   Property and Equipment

          Property and equipment are recorded at cost. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expenses as incurred. Depreciation of property and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets as follows:

             Motor vehicles                                10 years
             Equipment and machinery                       5 years
             Land-use rights                               50 years
             Plant (construction in progress)              50 years

     f)   Licenses and Permits

             National Distribution License                 30 years


          Licenses and permits in relation to the right to distribute books, periodicals, human figure and representation art pictorials, audio video product distribution, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books and classified ads in China are amortized on a straight-line basis over the life of the right to use the license and permits. Carrying values of such assets are reviewed at least annually and whatever events or changes in circumstances indicate that the carrying value may not be recoverable from future undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market values.

     g)   Impairment of Long-Lived Assets

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of

          Long-Lived Assets". Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future, undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market prices. There have been no impairment losses recognized to date.

     h)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     i)   Revenue Recognition

          Sales revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price and considers delivery to have occurred when the customer takes possession of the products. The Company provides its customers with a limited right of return. Revenue is recognized upon delivery and a reserve for sales returns is recorded. The Company has demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists.

     j)   Foreign Currency Transactions

          The parent company and its subsidiaries maintain their accounting records in their functional currencies, i.e. U.S. dollars and Renminbi Yuan ("RMB") respectively. The Company translates foreign currency transactions into its functional currency in the following manner:

          At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, foreign currency monetary assets, and liabilities are re-evaluated into the functional currency by using the exchange rate in effect at the balance sheet date. The resulting foreign exchange gains and losses are included in operations.

          The  assets  and  liabilities  of  the  foreign  subsidiaries,  Xinhua

          Publications Circulation & Distribution Co. Ltd. and Beijing Boheng Investments Ltd is Renminbi Yuan, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average exchange rate. Gain and losses from such translations are included in stockholders' equity, as a component of other comprehensive income.

     k)   Stock-based Compensation

          The Company has adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".

     l)   Comprehensive Income

          The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. The Company's comprehensive income consists of net earnings (loss) and foreign currency translation adjustments.

     m)   Earnings (Loss) Per Share

          Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings per Share".

     n)   Financial Instruments and Concentration of Credit Risks

          The fair values of financial instruments are estimated at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

          The carrying value of cash and cash equivalents, accounts receivable, short-term loans payable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

          The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between US dollars and the Chinese currency RMB. Financial instruments that potentially subject the Company to concentration of credit risks consist principally of cash and trade receivables, the balances of which are stated on the consolidated balance sheets. The Company places its cash in high credit quality financial institutions. Concentration of credit risks with respect to trade receivables is limited to a degree due to the Company's large number of diverse customers in different locations in China. Ongoing credit evaluations of customers' financial condition are performed and the Company maintains provision for potential credit losses if necessary. The Company does not require collateral or other security to support financial instruments subject to credit risks.

     o)   Accounting for Derivative Instruments and Hedging Activities

          The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The option of this pronouncement does not have an impact on its consolidated financial statements.

     p)   New Accounting Pronouncements

          In a December 11, 2003 speech at the American Institute of Certified Public Accountants, the Securities and Exchange Commission ("SEC") expressed that rate-lock commitments represent written put options and, therefore, be valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The adoption of SAF No. 105 does not have an impact on the Company's consolidated financial statements.

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have a material impact on the Company's consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have an impact on the Company's consolidated financial statements.


3.   Accounts Receivable
------------------------

                                                           March 31, 2005
          ----------------------------------------------------------------
          Trade receivables                                $  54,146,005
          Allowance for doubtful accounts                       (130,411)
          ----------------------------------------------------------------

          Total                                            $  54,015,594
          ================================================================


4.   Prepayment
---------------

     Prepayment of $8,823,217 was made to publishers for books and publications ordered.


5.   Inventory
--------------

                                                           March 31, 2005
          ----------------------------------------------------------------
          Books & publications                             $   14,198,322
          Packaging materials                                      20,974
          ----------------------------------------------------------------

          Total                                            $   14,219,296
          ================================================================


6.   Property, Plant, and Equipment
-----------------------------------

                                                   March 31, 2005
                                     -------------------------------------------
                                                     Accumulated        Net book
                                            Cost    Amortization           Value
     ---------------------------------------------------------------------------
     Equipment and machinery         $ 1,208,483       $ 809,731    $    398,753
     Motor vehicles                      310,473         196,004         114,470

     Construction in progress         19,986,605               -      19,986,605
     Land Use Right                    5,453,612          18,179       5,435,433
     ---------------------------------------------------------------------------
     Total                           $26,959,173      $1,023,913    $ 25,935,260
     ===========================================================================

     The construction in progress is a warehouse, office, and retail complex. The construction phase has been completed and the final inspection approval by the local government is in process.


7.   National Distribution License
----------------------------------

                                                     March 31, 2005
                                        ----------------------------------------
                                                      Accumulated       Net book
                                            Cost     Amortization          Value
     ---------------------------------------------------------------------------
     National Distribution License    $4,349,894          $24,166    $ 4,325,728
     ---------------------------------------------------------------------------
     Total                            $4,349,894          $24,166    $ 4,325,728
     ===========================================================================

     The national distribution license is acquired as part of acquisition transaction. The license will be valid for a period of 30 years and is amortized over the life of the license. The carrying value of the license will be reviewed by the management for impairment test.


8.   Loans Payable
------------------

                                                                 March 31, 2005
     ---------------------------------------------------------------------------
     Bank loan: RMB10,000,000, unsecured, bearing interest       $    1,207,837
     at 0.36% per month and due on demand. The loan was not
     secured.
     ---------------------------------------------------------------------------
     Total loan payable - current                                $    1,207,837
     ===========================================================================

     Bank loan: RMB40,000,000, bearing interest at 0.465%        $    4,831,350
     per month and due on March 30, 2008.

     Related Party Loans:
          Loans from Xinhua Bookstore Head Office:
          RMB85,000,000, unsecured, bearing interest at              10,266,618
          0.4785% per month and due on July 30, 2006
          RMB23,000,000, unsecured ,bearing interest at               2,778,026
          5.31% per annum and due on July 30, 2006.

          Long-term loan from a shareholder:
          RMB20,000,000, unsecured, non-interest bearing and          2,415,675
          due on July 31, 2006

          Long-term loan from a shareholder:
          USD810,000, unsecured, non-interest bearing not               810,000
          secured and due on July 31, 2006
     ---------------------------------------------------------------------------
     Total Related Party Loans:                                  $   16,270,319
     ===========================================================================

     ===========================================================================
      Total loan payable - long-term                             $   21,101,669
     ===========================================================================

9.   Tax Provision
------------------

     The Company has deferred tax liability of $5,160,731 due to previous realized sales.


10.  A Related Party Transaction
--------------------------------

     The former President of the Company is owed $11,503 as at March 31, 2005 for payment of expenses on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

     Loans payable from related parties total $16,270,319 (note 8).


11.  Income Taxes
-----------------

     Xinhua C&D is subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate of 33% in accordance with the relevant income tax laws. No income taxes were charged to Xinhua C&D for the nine months ended March 31, 2005. The parent company is not subject to income taxes.

     The potential tax benefits arising from the losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.


12.  Stock Option Plan
----------------------

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

     On February 14, 2005, a total of 20,000 stock options under the Plan were granted to a consultant with the exercise prices of $4.70, being the market price at the time of the grant. These options vest from February 2005 to July 2006 and have a life of about one and a half (1.5) years from the grant date.

     The Company charged $2,567,131 stock-based compensation to operations in the nine months ended March 31, 2005 by applying the fair value method in accordance with SFAS No. 123. The fair value of the stock options granted for the nine months ended March 31, 2005 was estimated at $1.54 per share, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: risk-free interest rate of 3.20%, dividend yield of 0%, volatility of 80% and expected lives of 4.63 years.

     The following is a summary of the stock option information for the period ended March 31, 2005.

                                                   Shares      Weighted Average
                                                                 Exercise Price
--------------------------------------------------------------------------------
Options outstanding at June 30, 2004                      -         $    -

Granted                                           4,100,000         $ 2.40

Options outstanding at September 30, 2004         4,100,000         $ 2.40

Granted                                             180,000         $ 2.91

Forfeited                                          (45,000)         $ 2.62

Options outstanding at December 31, 2004          4,235,000         $ 2.42

Granted                                              20,000         $ 4.70

Options outstanding at March 31, 2005             4,255,000         $  2.43

     As at March 31, 2005, 1,656,000 (December 31, 2004 1,033,750) stock options
     were  exercisable  and  there  was  $4.9  million  of  total   unrecognized
     compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.31 years.

     The following table shows the assumptions used in determining stock-based compensation costs under the Black-Scholes option pricing model:

                                                            March 31, 2005
     ---------------------------------------------------------------------

     Expected volatility                                            80.0%

     Risk-free interest rate                                         3.2%

     Expected life (years)                                           4.63

     Dividend yield                                                   Nil

     Number of stock options outstanding                        4,255,000
     ---------------------------------------------------------------------

     Weighted average fair value of options granted                 $1.54
     ---------------------------------------------------------------------


13.  Segmented Information
--------------------------

     The Company operates exclusively in the publication distribution sector. The Company's business is considered as operating in one segment based upon the Company's organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. All the revenues are generated in China. The Company's assets by geographical location are as follows:

                                                            March 31, 2005
     ---------------------------------------------------------------------
     Assets

     North America                                                $97,399
     China                                                    112,024,837
     ---------------------------------------------------------------------
     Total                                                  $ 112,122,236
     =====================================================================


14.  Distribution of Profit
---------------------------

     Pursuant to Chinese company law applicable to foreign investment companies, the Company's subsidiaries, Xinhua C&D is required to maintain dedicated reserves, which include a general reserve and an enterprise expansion fund. The dedicated reserves is to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of respective subsidiaries, and recorded as a component of shareholders' equity. The dedicated reserves are not distributable other than upon liquidation. Pursuant to the same Chinese company law, the Company's subsidiaries are required to transfer, at the discretion of its board of directors, certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.


15.  Non Cash Transactions
--------------------------

     In January 2005, the Company issued 16,387,000 common shares for the acquisition of all of the outstanding shares of Pac-Poly Investments
     Limited ("Pac-Poly") and issued 18,613,000 common shares for the acquisition of 95% of the outstanding shares of Beijing Boheng Investments Ltd. ("Boheng").

16.  Common Stock
-----------------

     Prior to March 31, 2005, the Company has offered a private placement to certain individuals. As of March 31, 2005, the Company has received net proceeds of $1,522,733. Each unit consists of one share of common stock at $3.25 per share and one-half of one non-transferable share purchase warrant. The warrants will expire on the earlier of:

          two years from the date of issuance; and

          fifteen business days from date that the Company provides notice in writing to the subscriber that the Company's common shares have been trading or traded at a price of US$7.00 or more for a period of ten days.

     The warrant shares shall have an exercise price of US$4.50 per warrant share for the first twelve months, and if still available after twelve months, the warrant shares shall have an exercise price of US$4.60 per warrant share starting on the first day of the second twelve month period and increasing by US$0.10 on the first day of each subsequent month thereafter until expiration of the warrants.


17.  Subsequent events
----------------------

     a) Three individuals, two of whom are directors of the Company, exercised in aggregate 58,000 stock options in April and May at prices between $2.40 per share for total proceeds of $139,200. Such proceeds will be used for working capital and have not yet been expended.

     b) Through Pac-Poly, a 100% owned subsidiary, the Company has executed a letter of intent with the County Government of Xihongmen District, Beijing China on March 15, 2005, for the right to use approximately 128 acres of land for a period of 50 years. The land in Beijing will be used as a site for the phased development of a new, larger distribution and commercial center. This transaction is part of the Company's strategic plan to ensure it has the capacity to meet the needs of the anticipated explosive growth in demand for books and other publications in China over the next several years. The land lease transaction was initially executed between the County Government of Xihongmen District and Bangsheng Investments Co., Ltd. Bangsheng subsequently assigned the lease to Pac-Poly, a 100 percent-owned subsidiary of the Company. The terms of the lease call for annual lease payments to the County Government of approximately $US1.9 million for the first five years of the lease, $US2.2 million in years 6 through 10, and $US2.4 million in years 11 through 50.

     c) Subsequent to March 31, 2005, additional proceeds of $500,500 was received for the subscription of 154,000 units at the price of $3.25 per unit (see note 16).

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

Plan of Operation
-----------------

On March 31, 2005, the Company had a working capital deficiency of $1,233,305. The Company has remained solvent due to funding from its shareholders. During the next year following the date of this report, the Company anticipates that it will have to raise capital in the form of equity financing from the sale of its common stock. However, the Company does not have financing arranged and it cannot provide investors with assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its anticipated business in China. In the absence of such timely financing, the Company's business plan could well be subject to adjustment.

The Company completed its due diligence with respect to the acquisition of 100% of Pac-Poly Investments Limited ("Pac-Poly") and 95% of Beijing Boheng Investments Ltd. ("Boheng") in January 2005. After operations, physical properties, intangibles, contracts and licenses were reviewed by the Company's accountants, lawyers in China, and contractors, the Board of Directors of the Company decided to proceed and complete the acquisition of the two companies that hold a 57.67% interest of Xinhua Publications Circulation & Distribution Co., Ltd. ("Xinhua C & D"); this became effective on January 21st. As a result the shareholders of Pac-Poly and Boheng received in aggregate 35,000,000 restricted shares of the Company's common stock and our President, Mr. Xianping Wang, surrendered 35,000,000 common shares of the Company registered in his name to the Company for cancellation and return to treasury.

The financial statements with this 10-QSB filing are the first that the Company has produced that are consolidated with the two subsidiaries (Pac-Poly and Boheng) and include the operations of the new operating subsidiary Xinhua Publications Circulation and Distribution Co., Ltd ("Xinhua C&D") For the foreseeable future, the earnings of the Company will most likely be exclusively derived from Xinhua C&D. The subsidiary began legal existence on February 1st, 2005 and this quarter's report reflects the operating results of less than one month.

Xinhua C&D currently serves 12,800 affiliated bookstores as well as many independent outlets in China for their book needs. Xinhua C&D also has the ability to distribute newspapers, periodicals, and electronic publications should it so choose.

On March 15th, 2005 the Company announced that through a subsidiary company it had executed a letter of intent with the County Government of Xihongmen District, Beijing for the right to use approximately 128 acres of land for a period of 50 years. The land in Beijing will be used as a site for the phased development of a new, larger distribution and commercial center. This transaction is part of Xinhua C&D's strategic plan to ensure it has the capacity to meet the needs of the anticipated explosive growth in demand for books and other publications in China over the next several years.

The land lease transaction was initially executed between the County Government of Xihongmen District and Bangsheng Investments Co., Ltd. Bangsheng subsequently assigned the lease to Pac-Poly, a 100 percent-owned subsidiary of Xinhua China. The terms of the lease call for annual lease payments to the County Government of approximately $US1.9 million for the first five years of the lease, $US2.2 million in years 6 through 10, and $US2.4 million in years 11 through 50.

When complete the project will include over 5 million square feet of space including approximately 1.5 million square feet of distribution space for Xinhua C&D. It will also have space for use by various book publishers and a commercial center including a large "book city" retail operation, office space and other businesses.

Development of the first phase of the project, beginning early in the summer of 2005 will involve the construction of a 500,000 square foot facility, and is scheduled for completion late in 2005. Phase II of the project is slated to be completed in mid-2006 and will include approximately 1.5 million square feet of distribution space. Xinhua plans to use this part of the center as its own distribution facility. It will allow Xinhua to offer more efficient distribution to publishers than they could achieve on their own.

The third phase is scheduled for completion in 2007. The space will incorporate the large "Book City" retail bookstore as well as shops, restaurants and an office tower. Ultimately, Xinhua expects to construct six large distribution facilities throughout China.

The Company's goal is to modernize and expand retail book distribution in China on a national scale, maximize opportunities in one of the largest and fastest growing economies in the world through the only existing national license in the country. Xinhua's nationwide license gives worldwide publishers the ability of distribution of their publications nationwide through China rather than seek approval in each province.

A formal ceremony introducing its operating subsidiary (Xinhua Publications Circulation and Distribution Co., Ltd), to the Chinese book industry was held in Beijing on April 24 at the Great Hall of the People. The date was chosen to coincide with the founding of the original Xinhua Bookstore, 68 years ago on April 24th, 1937. Attending were senior officials of the Chinese government, Xinhua China Ltd. and Xinhua C&D management, the company's investors and numerous representatives of the Chinese book industry.

In May Xinhua retained the Beijing Ying Ke Law Firm to assist in the preparation of a co-publishing agreement. Ying Ke Law Firm is one of China's leading legal firms specializing in intellectual properties, business and commercial law, and the Company believes that diversifying into co-publishing agreements with foreign publishers and distributors is a solid adjunctive strategy to its goal of expanding the wealth of titles available to the literature-hungry Chinese reading public.

Results of Operations
---------------------

Revenue of $5,389,157 was generated during the quarter ended March 31, 2005. This quarter included the results of less than one month's operations, as our subsidiary Xinhua C&D only became a legal entity in the PRC on February 1st, 2005. There were no other revenue-generating operations other than this and so the revenue figure for the quarter and the nine-month period were the same. Although we had a gross profit of $501,229, sales and general administrative expenses substantially exceeded this. We believe that these expenses will continue to be high (in contrast to our internal estimated baseline figure) over the next two years as we (1) implement Sarbannes-Oxley ("SOX") compliance software and procedures, (2) convert to systems implementing real-time control,
(3) expend resources and legal costs to develop co-marketing agreements and (4) create new operating teams to improve logistics for the rapid supply of books and other media to clients and to equally quickly secure payment.

Of these proprietary systems and developments, only the SOX compliance software/services suite is likely to specifically generate revenue; many Chinese companies wish to float issues publicly in worldwide markets and in the United States and only those that are credibly SOX-compliant may float issues at a fair price. As the information we need for SOX is the same as management needs to control its book/media monolith in real-time, we believe that the lease of our new SOX service to non-competitors may eventually be a significant revenue generator.

The Company posted a net loss of $1,424,899 for the quarter and $3,254,820 for the nine-month period. 65% (in the quarter) and 78% (in the 9-months) of this loss is due to `stock-based compensation'. While not a cash-outlay of the Company, stock-based compensation represents a dilution of the value of the shareholders' equity.

These Results of Operations are quite different from and are indeed incommensurable with prior periods in fiscal 2004, as the Company made a transition from mineral exploration to a new line of business of media distribution in China. The rate of expenditure may be maintained given the closing of the transaction acquiring the controlling corporations of Xinhua C&D.

Liquidity and Capital Resources
-------------------------------

On March 31, 2005, the Company had a working capital deficiency of $1,233,266. This is covered by long-term loans and bank-loans but underscores the need for prompt collection of trade accounts.

The Company anticipates that it will have to raise capital in the form of equity financing from the sale of its common stock. As noted, the Company does not have financing arranged and it cannot provide investors with assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its anticipated business in China. In the absence of such timely financing (or financing from other sources such as might be included in trade partnerships or strategic alliances) the Company's business plan could well fail to carry through.

Corporate Background
--------------------

The Company was incorporated in the State of Nevada on September 14, 1999. The Company maintains its registered agent's office at 101 Convention Center Drive, suite 700, Las Vegas, Nevada 89109 and its principal executive office is located at B 26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, P.R. China 100027. The Company's telephone number is 86-10-84477275.

By an action of the majority shareholders which was filed on a Schedule 14C on EDGAR on September 20, 2004, the Company changed its name from Camden Mines Limited to "Xinhua China Ltd." effective on October 12, 2004.

The Company has been engaged in the acquisition, exploration and development of mining properties, however, the Company has changed its business to that of being a majority owner of Xinhua Publications Circulation & Distribution Co., Ltd. ("Xinhua C&D"), a newly formed company organized under the laws of the Peoples' Republic of China, which is expected to be assigned a nationwide distribution licence in China for: books; periodicals; human figure art pictorials; audio video product distribution; wholesale, retail and mail order of publicly distributed electronic publications; advertisement by domestic and foreign firms in certain categories of books; and classified ads.

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

In addition to Xinhua China, other investors in Xinhua Publications Circulation and Distribution Co., Ltd. include Xinhua Bookstore Head Office, and ten other founding member corporations. Xinhua C&D has been established with the approval of the General Administration of Press and Publication of China, the Ministry of Commerce of China, and the General Office of the State Industry and Commerce Administration of China.

In addition, on January 21, 2005, Mr. Xianping Wang, the Company's current President, CEO and a director, entered into a letter agreement with the Company whereby Mr. Wang agreed, upon closing of the Pac-Poly and Boheng acquisitions by the Company, to surrender for cancellation 35,000,000 shares of the Company's common stock from the 45,000,000 shares of the Company's common stock that he acquired on August 5, 2004. On February 2, 2005, 35,000,000 of the 45,000,000
shares of the Company's common stock registered in Mr. Wang's name were cancelled and returned to the Company's treasury.

Subsidiaries
------------

The Company has two subsidiaries - Pac-Poly and Boheng. The Company owns 100% of Pac-Poly and 95% of Boheng. The Company's business operations are conducted through Pac-Poly and Boheng, which control the operating subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. through a 57.67% interest.

Research and Development
------------------------

The Company is involved in book distribution has not incurred any research or development expenditures since our incorporation.

Shareholders
------------

As not all beneficial shareholders have their shares registered in their names, the total number of shareholders is not known; however the Secretary has examined the available lists and estimates there are a minimum of 120 shareholders.

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

Item 3. Controls and Procedures
-------------------------------

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II--Other Information
--------------------------

Item 1. Legal Proceedings
-------------------------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

Three individuals, two of whom are directors of the Company, exercised in aggregate 58,000 stock options in April and May at prices between $2.40 to $2.62 per share for total proceeds of $139,000. Such proceeds will be used for working capital and have not yet been expended.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     N/A

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     N/A

Item 5. Other Information
-------------------------

     N/A

Item 6. Exhibits
----------------

     (a)  Exhibit List

          31.1 Certificate pursuant to Rule 13a-14(a)

          31.2 Certificate pursuant to Rule 13a-14(a)

          32.1 Certificate pursuant to 18 U.S.C. ss.1350

          32.2 Certificate pursuant to 18 U.S.C. ss.1350

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Xinhua China Ltd.
                                         -----------------

Date: May 22, 2005                       Per:     /s/ Henry Jung
                                             -----------------------------------
                                             Henry Jung, Chief Financial Officer
                                             and a Director