Form 10QSB/A
period 2005-03-31
XINHUA CHINA LTD
filed 2005-06-20
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A1
                                 --------------



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

Transitional Small Business Disclosure Format:

                                 Yes          No  X
                                    -----       -----

                                Table of Contents
                                -----------------



PART I    FINANCIAL INFORMATION

Item 1    Financial Statements...............................................3

Item 2.   Management's Discussion and Analysis or Plan of Operation..........4

Item 3.   Controls and Procedures............................................8

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings..................................................9

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........9

Item 3.   Defaults Upon Senior Securities....................................9

Item 4.   Submission of Matters to a Vote of Securities Holders..............9

Item 5.   Other Information..................................................9

Item 6.   Exhibits...........................................................9

          Signatures........................................................10

The Company has recently become aware that the Company's auditor has not completed its review of the financial information contained herein.


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

                                         Xinhua China Ltd.
                                         -----------------


Date: June 17, 2005                       Per:     /s/ Henry Jung
                                             -----------------------------------
                                             Henry Jung, Chief Financial Officer
                                             and a Director