Form 10QSB/A
period 2005-03-31
XINHUA CHINA LTD
filed 2005-07-22
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A-2

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005	Commission File Number 000-33195

XINHUA CHINA LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0437644 (IRS Employer Identification No.)

B 26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, P.R. China (Address of Principal Executive Offices)	100027 (Zip Code)

86-10-84477275 (Issuer’s telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

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

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 61,779,765 shares as of July 12, 2005.

Transitional Small Business Disclosure Format:

Yes        No   X

Table of Contents

PART I FINANCIAL INFORMATION
Forward Looking Statements......................................................................................... 3

Item 1	Financial Statements....................................................................................................... 3

Item 2.	Management's Discussion and Analysis or Plan of Operation........................................... 4

Item 3.	Controls and Procedures.............................................................................................. 10

Part II OTHER INFORMATION

Item 1.	Legal Proceedings........................................................................................................ 10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds......................................... 10

Item 3.	Defaults Upon Senior Securities.................................................................................... 11

Item 4.	Submission of Matters to a Vote of Securities Holders.................................................. 11

Item 5.	Other Information......................................................................................................... 11

Item 6.	Exhibits........................................................................................................................ 11

Signatures.................................................................................................................... 12

FORWARD LOOKING STATEMENTS

Xinhua China Ltd. (the “Company”) cautions readers that certain important factors (including, without limitation, those set forth in this Form 10-QSB) may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this quarterly report or that are otherwise made by or on behalf of the Company.  For this purpose any statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words  such  as  "may," "except,"  believe,"  anticipate," "intend,"  "could," estimate" or "continue," or the negative or other variations of comparable terminology, are intended to identify forward-looking statements.  In assessing forward-looking statements contained in this quarterly report on form 10-QSB, readers are urged to read carefully all cautionary statements.  Among risks and uncertainties are the possibilities that the Company will not: successfully execute its business plan, that its management may not be able to carry out the business plan and that there may not be adequate capital or there may be lack of success for technical, economic or other reasons related to the Company’s distribution business.

The financial information contained herein is compliant with Item 310 of Regulation S-B.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XINHUA CHINA LTD.
(formerly Camden Mines Limited)

Consolidated Financial Statements
(Unaudited)

(Expressed in U.S. Dollars)

March 31, 2005

Index

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders’ Equity

Notes to Consolidated Financial Statements

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Consolidated Balance Sheet
March 31, 2005 (Unaudited)
(Expressed in U.S. dollars)

Assets
Current Assets
Cash	$4,803,140
Accounts receivable	50,667,257
Inventories (note 4)	12,949,751

Total Current Assets	68,420,148

Property, plant and equipment (notes 5 and 6)	26,745,784
Goodwill (note 3)	6,929,000

Total Assets	$102,094,932

Liabilities and Shareholder Equity

Current Liabilities
Bank loans – current (note 6)	$1,304,464
Account payable and accrued liabilities (including $61,538 due to a related party, note 7)	70,965,365
Loan payable to a shareholder (note 7)	810,000

Total Current Liabilities	73,079,829

Loan payable to a shareholder (note 7)	2,415,675
Bank loans (note 6)	16,571,530

Total Liabilities	92,067,034

Commitment (note 3)
Minority Interests	9,341,716

Stockholders’ Equity

Common Stock
Authorized: 500,000,000 common shares with a par value of $0.00001 each
Issued and outstanding 61,056,375 common shares	611
Additional Paid-in Capital	2,566,279
Share Subscriptions Received	1,522,733
Accumulated Other Comprehensive Loss	(18,261)
Retained Earnings (deficit)	(3,385,180)

Total Stockholders’ Equity	686,182
Total Liabilities and Stockholders’ Equity	$102,094,932

The accompanying notes are an integral part of these financial statements.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Consolidated Statements of Operations
(Unaudited)
(expressed in U.S. dollars)
	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
	(note 3)	(note 3)
Net sales	$4,624,548	$4,624,548
Cost of sales	4,104,216	4,104,216
Gross profit	520,332	520,332

Selling, general administrative expenses (note 7)	1,133,785	1,365,791
Stock-based compensation	969,216	2,567,131
Interest expense (note 7)	187,407	187,407
Depreciation	35,464	35,464
Total operating expenses	2,325,872	4,155,793
Operating loss	(1,805,541)	(3,635,462)
Interest and other income	15,539	15,539
Loss before minority interests	(1,790,001)	(3,619,922)
Minority interests share of loss	(234,742)	(234,742)
Net loss for the period	$(1,555,259)	$(3,385,180)
Loss per share - basic and diluted	$(0.03)	$(0.06)

Weighted average number of common stocks outstanding – basic and diluted	61,056,375	53,924,156

The accompanying notes are an integral part of these financial statements.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Consolidated Statements of Cash Flows
(Unaudited)
(expressed in U.S. dollars)
	Three Months Ended Mar. 31, 2005	Nine Months Ended Mar. 31, 2005

Cash flows from (used in) operating activities
Net (loss) for the period	$(1,555,259)	$(3,385,180)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
- stock-based compensation	969,216	2,567,131
- depreciation of land, property and equipment	35,464	35,464
- imputed interest on interest free advances – related party	16,130	16,130
- minority interests share of loss	(234,742)	(234,742)
Change in other assets and liabilities, net of effect of acquisitions:
- accounts receivable	(2,170,128)	(2,170,128)
- inventories	941,964	941,964
- account payable and accrued liabilities	1,618,639	1,784,429
Net cash used in operating activities	(378,716)	(444,932)

Cash flows from financing activities
Loans from shareholders	2,735,675	3,225,675
Contributions from non-controlling interests of Xinhua C&D	220,306	220,306
Share subscriptions received	1,522,733	1,522,733
Net cash provided by financing activities	4,478,714	4,968,714

Cash flows from (used in) investing activities
Cash acquired in connection with acquisition of Xinhua C&D	301,000	301,000
Cash acquired in connection with acquisition of Camden	-	130
Purchase of equipment	(712)	(4,691)
Net cash provided by investing activities	300,288	296,439

Change on cash held in foreign currency	(17,680)	(17,081)

Increase in cash and cash equivalents	4,382,606	4,803,140

Cash and cash equivalents, beginning of period	420,534	-

Cash and cash equivalents, end of period	$4,803,140	$4,803,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$86,728	$86,728
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Consolidated Statement of Stockholders' Equity
(Unaudited)
(expressed in U.S. dollars)
	Common Stock		Additional	Compre-	Other	Accumulated	Subscriptions	Total
			Paid-in	Hensive	Compre-	Deficit	Received	Shareholders'
	Shares	Amount	Capital	Income (loss)	hensive Income (loss)			Equity (Deficit)
		$	$	$	$	$	$	$

Recapitalization as a result of reverse acquisition (note 1)	35,000,000	350	(350)	-	-	-	-	-

Recapitalization to effect the acquisition of Camden (note 1)	61,056,375	611	(16,982)	-	-	-	-	(16,371)

Cancellation of common stock in connection with reverse acquisition (note 1)	(35,000,000)	(350)	350	-	-	-	-	-

Stock-based compensation	-	-	2,567,131	-	-	-	-	2,567,131

Imputed interest on interest free advances from related parties (note 7)	-	-	16,130	-	-	-	-	16,130

Subscriptions received	-	-	-	-	-	-	1,522,733	1,522,733

Components of comprehensive income (loss)
- Foreign currency translation	-	-	-	(18,261)	(18,261)	-	-	(18,261)
- Net loss for the period	-	-	-	(3,385,180)	-	(3,385,180)	-	(3,385,180)

Comprehensive loss				(3,403,441)

Balance, March 31, 2005	61,056,375	611	2,566,279		(18,261)	(3,385,181)	1,522,733	686,182

The accompanying notes are an integral part of these financial statements.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

1.        Nature of Business

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

These unaudited interim consolidated financial statements are those of Xinhua China Ltd., formerly Camden Mines Limited, (“parent company”), its 100% owned subsidiary Pac-Poly Investments Limited (“Pac-Poly”), its 95% owned subsidiary Beijing Boheng Investment and Management Co., Ltd. (“Boheng”), and its 56.13% owned subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”).  Collectively, they are referred herein as “the Company”.  Pac-Poly and Boheng jointly own a 57.67% interest in Xinhua C&D, an entity incorporated under the laws of the People’s Republic of China (“China”) on December 31, 2004.

The Company, through its subsidiaries Pac-Poly and Boheng, primary operates in China.  Both Pac-Poly and Boheng are investment holding companies jointly owning 57.67% interest in Xinhua C&D (note 3).  Xinhua C&D is authorized to distribute books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified ads in China.  For the period ending March 31, 2005, the Company had focused on book distribution only.

Camden Mines Limited (“Camden”) was incorporated in the State of Nevada, United States on September 14, 1999.  Up to September 2004, Camden was a non-operating shell company and was considered a development stage enterprise since its formation.  On July 29, 2004, Camden issued two additional shares for each common stock outstanding effective as of the record date of July 29, 2004.  All per share amounts have been retroactively adjusted to reflect the stock split.  In connection with the stock split, the authorized share capital was increased from 100 million to 500 million.  On September 14, 2004, Camden signed two separate Share Purchase Agreements (“Agreement”), whereby Camden issued 35,000,000 shares of its common stock in exchange for a 100% interest in Pac-Poly, a company incorporated under the laws of the International Companies Business Act Cap 291 of British Virgin Islands, and a 95% interest in Boheng, a company incorporated under the laws of China.  The stockholders of Pac-Poly and Boheng received 16,387,000 and 18,613,000 shares of Camden’s common stock, respectively.  As part of the Agreement, a shareholder of the Camden cancelled 35,000,000 shares of common stock of Camden.  Immediately prior to the share exchange, Pac-Poly and Boheng were under common control.  Boheng spun off all of its business and net assets to its president and became a non-operating shell company.  Pac-Poly had no significant operations since its inception. Pac-Poly and Boheng commenced their businesses on acquisition of publication distribution business effective July 1, 2004.  The acquisition was accounted for as a recapitalization of Pac-Poly and Boheng because their stockholders and management of which having actual and effective operating control of the combined entity after the transaction. Pac-Poly and Boheng were jointly treated as the acquiring entity for accounting purposes and Camden was the surviving entity for legal purposes with net liabilities of $16,371 (consists of $130 cash and $16,501 current liabilities) being assumed by Pac-Poly and Boheng.  The combined company is considered to be a continuation of the operations of Pac-Poly and Boheng.  The issued and outstanding common stock of Pac-Poly and Boheng prior to the completion of acquisition was restated to reflect the 35,000,000 stock issued by Camden.  Effective on October 12, 2004, Camden changed its name to Xinhua China Ltd.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

The Company has an office in Vancouver, Canada.  Camden had no significant operations between July 1, 2004 and September 13, 2004.

The operations of the business are seasonal, winter and spring comprising typically two-fifths of revenues, and summery and fall the remaining three-fifths.  This is to a degree the influence of the academic terms of schools and universities.  The Company intends to expand its business into areas of media distribution but this may not appreciably affect the influence of seasonality.

2.       Significant Accounting Policies

(a)      Principles of Consolidation

These consolidated financial statements include the accounts of the parent company, its 56.13% owned subsidiary, Xinhua C&D, its 100% owned subsidiary, Pac-Poly Investments Limited, and its 95% owned subsidiary, Boheng.  All significant inter-company transactions have been eliminated.

(b)     Comparative Numbers

Comparative balance sheet, consolidated statements of operations and cash flows for the corresponding period are not presented, as prior to the reverse recapitalization, the Company had only nominal capital and operations.

(c)      Use of Estimates

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(d)      Cash and Cash Equivalents

Cash equivalents usually consist of highly liquid investments that are readily convertible to cash with maturities of three months or less when purchased.  As of March 31, 2005, cash and cash equivalents consists of cash only.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

(e)      Accounts Receivable

Accounts receivable are recorded at face value less an allowance for doubtful accounts.  The allowance for doubtful accounts is an estimated amount based on an analysis of current business and economic risks, customer credit-worthiness and specific identifiable risks that may indicate a potential loss.  The allowance is reviewed regularly to ensure that it adequately provides for all reasonably expected losses.  For the three months ended March 31, 2005 and nine months ended March 31, 2005, the Company does not have any doubtful account allowance adjustments.

(f)       Inventories

Inventories consists primarily of books and are stated at the lower of cost or market value, with cost being determined on a weighted average basis.  A majority of the inventories carry the right of return to publishers.

(g)      Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expenses as incurred.  Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets as follows:

Land use right	50 years
Plant	50 years
Equipment and machinery	5 – 8 years
Motor vehicles	8 years

(h)      Goodwill

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of amounts of allocated to the identifiable assets acquired, net of liabilities assumed, based on their fair values.  Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstance indicate that the asset might be impaired.  Impairment is assessed through a comparison of the carrying amount of the reporting unit with its fair value.  When the fair value of a reporting unit is less than its carrying amount, goodwill of the reporting unit is considered to be impaired.  Any impairment of goodwill will be expensed in the period of impairment.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

(i)       Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future, undiscounted net cash flows expected to be generated by the asset.  If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market prices.  There have been no impairment losses recognized to date.

(j)       Income Taxes

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

(k)      Revenue Recognition

Sales revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds.  The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price and considers delivery to have occurred when the customer takes possession of the products.  The net sales incorporate offsets for discounts and sales returns.  Revenue is recognized upon delivery, risk and ownership of the title is transferred and a reserve for sales returns is recorded.  The Company has demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists.

Shipping and handling fees billed to customers are included in sales.  Costs related to shipping and handling are part of selling, general and administrative expenses in the consolidated statements of operations.  EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs allows for the presentation of shipping and handling expenses in line items other than cost of sales.  For the nine months ended March 31, 2005, $45,843 (for three months ended - $45,843) related to shipping and handling costs was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

(l)       Foreign Currency Transactions

The parent company and its subsidiaries, Pac-Poly, Boheng and Xinhua C&D, maintain their accounting records in their functional currencies, i.e. U.S. dollars, U.S dollars, Renminbi Yuan (“RMB”) and RMB respectively.

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

The assets and liabilities of the foreign subsidiaries, Xinhua C&D and Boheng are translated into U.S. dollars at exchange rates in effect at the balance sheet date.  Revenue and expenses are translated at average exchange rate.  Gain and losses from such translations are included in stockholders’ equity, as a component of other comprehensive income.

(m)     Stock-based Compensation

The Company has adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".

(n)      Advertising Expenses

Advertising costs are expensed as incurred and included in selling expenses.  There was not advertising costs for the nine months ended March 31, 2005.

(o)     Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity. The Company’s comprehensive income consists of net earnings (loss) and foreign currency translation adjustments.

(p)      Earnings (Loss) Per Share

Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the period.  The Company adopted SFAS No. 128, “Earnings per Share”.  Diluted loss per share is equal to the basic loss per share for the periods presented because common stock equivalents that are outstanding are anti-dilutive. However, they may be dilutive in future.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

(q)      Financial Instruments and Concentration of Credit Risks

The fair values of financial instruments are estimated at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair value.  The fair value of long-term debts is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

The Company through its majority owned subsidiary, Xinhua C&D, primarily operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between US dollars and the Chinese currency RMB.  Financial instruments that potentially subject the Company to concentration of credit risks consist principally of cash and trade receivables, the balances of which are stated on the consolidated balance sheet.  The Company places its cash in high credit quality financial institutions.  Concentration of credit risks with respect to trade receivables is limited to a degree due to the Company’s large number of diverse customers in different locations in China.  Ongoing credit evaluations of customers’ financial condition are performed and the Company maintains provision for potential credit losses if necessary.  The Company does not require collateral or other security to support financial instruments subject to credit risks.

(r)      Accounting for Derivative Instruments and Hedging Activities

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

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

(s)      New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 does not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this new accounting pronouncement does not have a material impact on its consolidated financial position, results of operations or cash flows.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

3.       Acquisition of Xinhua Publications Circulation and Distribution Co., Ltd. (“Xinhua C&D”)

In September 2004, Pac-Poly and Boheng jointly entered into an Investment Agreement (“Agreement”) with Xinhua Bookstore (Main Store) (“Xinhua Bookstore”) to acquire a 57.67% interest in publication distribution business in China.  Pursuant to the Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company, called Xinhua C&D.  Pac-Poly and Boheng agreed to contribute $20.9 million (RMB173 million) in cash in exchange for 57.67% interest in Xinhua C&D. 20% of $20.9 million is payable within the two months of closing the transaction and the remaining is payable within the six months of closing.  The eight other founding member corporations (“other investors group”) agreed to contribute $0.8 million (RMB7 million) in cash in exchange for 2.33% interest in Xinhua C&D.  20% of $0.8 million is payable within the two months of closing the transaction and the remaining is payable within the six months of closing.  As of March 31, 2005, $4.34 million was paid by Pac-Poly, Boheng and the other investors group in accordance with the payment schedule.

The acquisition was completed on February 1, 2005 and has been accounted for by the purchase method.  The purchase price was determined by the fair value of the consideration given up, being $8,845,000, was allocated to the assets acquired and liabilities assumed based on the fair values on the date of acquisition in the following table.  This allocation is preliminary and is subject to change as additional information is received.  Any adjustments to this amounts will be accounted for as a change in goodwill.

Cash	$301,000
Accounts receivables	28,354,000
Inventories	8,010,000
Property, plant and equipment	15,440,000
Goodwill	6,929,000
Accounts payable and accrued liabilities	(39,881,000)
Bank loans	(10,308,000)
Total	$8,845,000

The operating results of Xinhua C&D from February 1, 2005 to March 31, 2005 are included in the consolidated statements of operations.  The following pro-forma financial information is presented as if the Xinhua C&D acquisition had been made on July 1, 2004, at the beginning of fiscal 2005.  Prior to the acquisition, Xinhua C&D was a division of Chinese government owned entity, Xinhua Bookstore (Main Store). The pro-forma information was derived from Xinhua Bookstore (Main Store), and they are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. Many components of the division’s results may not be recurring due to the nature of operations of a communist government division.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

	Three months ended March 31, 2005	Nine months ended March 31, 2005
Net sales	$ 5,263,776	$ 37,574,559
Net loss	1,605,537	2,568,921
Loss per share – basic and diluted	$ 0.03	$ 0.05

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

4.       Inventories

March 31, 2005
Books & publications	$ 12,928,777
Packaging materials	20,974
Total	$ 12,949,751

5.       Property, Plant and Equipment

	March 31, 2005
		Accumulated	Net book
	Cost	Amortization	Value
Land use right	$ 6,264,136	$ 18,178	$ 6,245,958
Plant (construction in progress)	19,986,605	-	19,986,605
Equipment and machinery	1,208,483	809,731	398,752
Motor vehicles	310,473	196,004	114,469
Total	$ 27,769,697	$ 1,023,913	$ 26,745,784

The construction in progress is a warehouse and office complex. The construction phase has been completed and the final inspection by the local government is in process.  The Company is in the process of applying for the title documents of the land use right and plant with the total net book value of approximately $25.4 million.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

6.       Bank Loans

March 31, 2005
Bank loans: consist of five loans totaling RMB108,000,000, bearing interest at 5.74% per annum, interest is payable quarterly. Of that total amount, RMB10.8 million is payable between May 11, 2005 and September 29, 2005, and the remainders is repayable on July 31, 2006. RMB53 million of RMB108 million is guaranteed by China Printing Co, a non-related party, and the remainders is guaranteed by two non-controlling shareholders owning 0.4% interest in Xinhua C&D.	$13,044,644

Bank loan: RMB40,000,000, bearing interest at 5.58% per annum, interest is payable quarterly and the principal is repayable on March 30, 2008. The loan is guaranteed by Xinhua Bookstore, the non-controlling interest shareholder owning 40% interest in Xinhua C&D.	4,831,350

Total	17,875,994

Less: current portion	1,304,464

Bank loans - non-current portion	$16,571,530

All of bank loans totaling RMB148 million were initially executed by Xinhua Bookstore and subsequently assigned to Xinhua C&D.  Xinhua Bookstore has an option to pledge its guarantee on the office under construction (note 5) owned by Xinhua C&D.  As of March 31, 2005, Xinhua Bookstore has not executed this option.

7.       Related Party Transactions

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

(a)        During the period ending March 31, 2005, the Company received two interest free loans totaling $3,225,675 from two shareholders of the Company.  The $3,225,675 million loans consist of a RMB20 million loan and an $810,000 US dollar loan.  The loans are unsecured and repayable on July 31, 2005 with respect to RMB20 million and on demand with respect to $810,000.  The interest expense is imputed at 6% per annum being the current borrowing rate available to the Company and credited to additional paid-in capital.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

(b)        During the period ending March 31, 2005, the Company incurred $61,538 to Xinhua Bookstore, a non-controlling interest shareholder of Xinhua C&D, with respect to Xinhua C&D’s office and warehouse in Beijing, China.  As of March 31, 2005, this amount remained unpaid and was included in accounts payable and accrued liabilities.

(c)        During the period ending March 31, 2005, the Company incurred $63,104 consulting fees to directors of the Company and a director of Xinhua C&D.  This amount was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

8.       Income Taxes

Xinhua C&D and Boheng are subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate of 33% in accordance with the relevant income tax laws. Pac-Poly is a BVI company and is not subject to income taxes. The parent company is subject to US taxes.

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets (liabilities) are presented below:

March 31, 2005
Excess of tax cost over the net book value of accounts receivables	$3,023,000
Stock-based compensation	873,000
Loss carry forwards	346,000

Total deferred tax assets	4,242,000
Less: valuation allowance	(4,242,000)

Net deferred tax assets	$-

The valuation allowance is reviewed periodically.  When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes stated in the consolidated statements of operations is as follows:

	Three Months ended March 31, 2005	Nine Months ended March 31, 2005
	%	%
Statutory income tax rate	(34.00)	(34.00)
Loss to be carried forward	34.00	34.00
	-	-

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

9.       Stock Option Plan

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

On October 1, 2004 and October 23, 2004, a total of 180,000 stock options under the Plan were granted to its consultants with the exercise prices of $2.62 and $3.05 per share respectively, being the market price at the time of the grant.  These options vest from October 2004 to October 2005 and have a life of approximately one (1) year from the grant date.

On February 14, 2005, a total of 20,000 stock options under the Plan were granted to a consultant with the exercise price of $4.70 per share, being the market price at the time of the grant.  These options vest from February 2005 to July 2006 and have a life of approximately one and a half (1.5) years from the grant date.

The Company charged $2,567,131 ($969,216 – for the three months ended March 31, 2005) stock-based compensation in relating to selling, general and administrative expenses to operations for the nine months ended March 31, 2005 by applying the fair value method in accordance with SFAS No. 123. The fair value of the stock options granted for the nine months ended March 31, 2005 was estimated at $1.54 per share, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: risk-free interest rate of 3.20%, dividend yield of 0%, volatility of 80% and expected lives of 4.61 years.

The following is a summary of the stock option information for the period ended March 31, 2005.

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

	Shares	Weighted Average Exercise Price
Granted in September 2004	4,100,000	$2.40
Granted in October 2004	180,000	$2.91
Forfeited	(45,000)	$2.62
Granted in February 2005	20,000	$4.70
Options outstanding at March 31, 2005	4,255,000	$2.43

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$2.01 - $3.00	4,115,000	4.23	$ 2.40	1,606,000	$ 2.41
$3.01 - $4.00	120,000	0.58	$ 3.05	50,000	$ 3.05
$4.01 - $5.00	20,000	1.50	$ 4.70	4,000	$ 1.50
	4,255,000	4.12	$ 2.43	1,660,000	$ 2.57

As of March 31, 2005, there was approximately $4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 13 months.

10.     Segmented Information

The Company operates exclusively in the publication distribution sector.  The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.  All the revenues are generated in China.  The Company’s assets by geographical location are as follows:

March 31, 2005
Assets

North America	$ 97,399
China	101,997,533
Total	$ 102,094,932

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

11.     Non-Cash Transaction

During the period ending March 31, 2005, the Company issued 35,000,000 common shares in exchange for a 100% interest in Pac-Poly and 95% interest in Boheng.  In connection with the share exchange, 35,000,000 shares of the Company were cancelled. (Also see note 1)

XINHUA CHINA LTD.
(Formerly Camden Mines Limited)
Notes to the Financial Statements
Nine Months ended March 31, 2005
(Unaudited)
(Expressed in U.S. dollars)

12.     Common Stock

During the period ending March 31, 2005, the Company entered into a private placement with certain individuals for 622,690 units at $3.25 per unit.  As of March 31, 2005, the Company has received net proceeds of $1,522,733.  This amount was recorded as subscriptions received in the accompanying consolidated balance sheet.  Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant. The warrants will expire on the earlier of:

(a)               two years from the date of issuance; and

(b)         fifteen business days from date that the Company provides notice in writing to the subscriber that the Company’s common shares have been trading or traded at a price of $7 or more for a period of ten days.

The warrant shares shall have an exercise price of $4.50 per warrant share for the first twelve months, and if still available after twelve months, the warrant shares shall have an exercise price of $4.60 per warrant share starting on the first day of the second twelve month period and increasing by $0.10 on the first day of each subsequent month thereafter until expiration of the warrants.  (Also see note 13c)

13.     Subsequent Events

(a)     Three individuals, two of whom are directors of the Company, exercised in aggregate 58,000 stock options in April and May at prices between $2.40 and $2.62 per share for total proceeds of $139,200.

(b)     Subsequent to the period end, the Company, through its wholly-owned subsidiary Pac-Poly, has executed a letter of intent with the County Government of Xihongmen District, Beijing China for the right to use approximately 128 acres of land for a period of 50 years. The land in Beijing will be used as a site for the phased development of a new, larger distribution and commercial center.  The land lease transaction was initially executed between the County Government of Xihongmen District and Bangsheng Investments Co., Ltd. (“Bangsheng”), a non-related party.  Bangsheng subsequently assigned the lease to Pac-Poly.  The terms of the lease call for annual lease payments of approximately $1.9 million for the first five years, $2.2 million in years 6 through 10, and $2.4 million in years 11 through 50.

(c)     Subsequent to the period end, additional proceeds of $500,500 was received for the subscription of 154,000 units at the price of $3.25 per unit (see note 12).

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussions of the Company’s results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

Plan of Operation

On March 31, 2005, the Company had a working capital deficiency of $4,659,681. The Company has remained solvent due to funding from its shareholders.  During the next year following the date of this report, the Company anticipates that it will have to raise capital in the form of equity financing from the sale of its common stock.  However, the Company does not have financing arranged and it cannot provide investors with assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its anticipated business in China.  In the absence of such timely financing, the Company's business plan could well be subject to modification.

The financial statements with this 10-QSB filing are the first that the Company has produced that are consolidated with the wholly-owned subsidiary Pac-Poly Investments Limited (“Pac-Poly”) and the ninety-five percent owned subsidiary Beijing Boheng Investments Ltd. (Boheng”) and include the operations of the new operating subsidiary Xinhua Publications Circulation and Distribution Co., Ltd (“Xinhua C&D”).  For the foreseeable future, the earnings of the Company will most likely be exclusively derived from Xinhua C&D. . The subsidiary commenced operation on February 1, 2005 and the quarter included the 10-day Lunar New Year holiday period during which distribution operations were at a minimal level.  Thus this quarter’s report reflects the operating results of less than two months.

The shareholders of Pac-Poly and Boheng received in aggregate 35,000,000 restricted shares of the Company’s common stock and the Company’s President, Mr. Xianping Wang, surrendered 35,000,000 common shares of the Company registered in his name to the Company for cancellation and return to treasury.

Xinhua C&D currently serves over 7,000 clients. Xinhua C&D also has the authorization to distribute newspapers, periodicals, and electronic publications should it so choose.

On March 15, 2005 the Company announced that through a subsidiary company it had executed a letter of intent with the County Government of Xihongmen District, Beijing for the right to use approximately 128 acres of land for a period of 50 years. This land in Beijing is expected to be used as a site for the phased development of a new, larger distribution and commercial center. This transaction is part of Xinhua C&D's strategic plan to ensure it has the capacity to meet the needs of the anticipated explosive growth in demand for books and other publications in China over the next several years.

The land lease transaction was initially executed between the County Government of Xihongmen District and Bangsheng Investments Co., Ltd. Bangsheng, a non-related Chinese company, subsequently assigned the lease to Pac-Poly. The terms of the lease call for annual lease payments to the County Government of Xihongmen District of approximately $US1.9 million for the first five years of the lease, $US2.2 million in years 6 through 10, and $US2.4 million in years 11 through 50.

The project is expected to include over 5 million square feet of space including approximately 1.5 million square feet of distribution space for Xinhua C&D. It is also expected to have space for use by various book publishers and a commercial center including a large "book city" retail operation, office space and other businesses.

Development of the first phase of the project, beginning in the summer of 2005 will involve the construction of a 500,000 square foot facility, and is scheduled for completion late in 2005. Phase II of the project is anticipated to be completed in mid-2006 and is expected to include approximately 1.5 million square feet of distribution space. The Company plans to use this part of the center as its own distribution facility. It is expected to allow the Company to offer more efficient distribution to publishers than they could achieve on their own.

The third phase is scheduled for completion in 2007. The space is expected to incorporate the large "Book City" retail bookstore as well as shops, restaurants and an office tower. Ultimately, Xinhua C&D expects to construct six large distribution facilities throughout China.

The Company’s goal is to modernize and expand retail book distribution in China on a national scale, maximize opportunities in one of the largest and fastest growing economies in the world through the only existing national license in the country. Xinhua C&D is authorized to conduct the publication and distribution business nationwide and provide worldwide publishers a conduit to directly distribute publications throughout China rather than seek approval in each province.

A formal ceremony introducing the Company’s operating subsidiary (Xinhua Publications Circulation and Distribution Co., Ltd.), to the Chinese book industry was held in Beijing on April 24, 2005 at the Great Hall of the People. The date was chosen to coincide with the founding of the original Xinhua Bookstore, 68 years ago on April 24th, 1937. Attending were senior officials of the Chinese government, the Company, and Xinhua C&D management, the Company's investors and numerous representatives of the Chinese book industry.

In May, the Company retained the Beijing Ying Ke Law Firm to assist in the preparation of a co-publishing agreement. Ying Ke Law Firm is one of China's leading legal firms specializing in intellectual properties, business and commercial law. The Company believes that diversifying into co-publishing agreements with foreign publishers and distributors is a solid adjunctive strategy to its goal of expanding the wealth of titles available to the literature-hungry Chinese reading public.

Results of Operations

Net sales of $4,624,548, after taking into account sales discounts and sales return allowances, were generated during the quarter ended March 31, 2005. This quarter included the results of less than two month’s operations, as the Company’s subsidiary Xinhua C&D only began operation in the PRC on February 1, 2005. There were no other revenue-generating operations other than this and so the revenue figure for the quarter and the nine-month period were the same. Although we had a gross profit of $520,332, sales and general administrative expenses substantially exceeded this. We anticipate that the rate of investment will continue to be high over the next two years as we convert to systems implementing real-time controls, expend resources and legal costs to develop co-marketing agreements and create new operating teams to improve logistics for the rapid supply of books and other media to clients and to speed up collection of accounts.

The Company posted a net loss of $1,555,259 for the quarter and $3,385,180 for the nine-month period. Sixty-two percent (in the quarter) and seventy-six percent (in the 9-months) of this loss is due to ‘stock-based compensation.  While not a cash outlay of the Company, stock-based compensation represents a charge to the Company’s net income or loss.

Prior to the acquisition of Xinhua C&D, the Company was a mineral exploration company, called Camden Mines Limited. As the Company’s new line of business has no relation to mineral exploration, a comparison to financial reports of prior quarters cannot give meaningful guidance to investors. It will be some time before financial analysis can show a clear pattern or trend emerging and being reflected in the Company’s statements.

Liquidity and Capital Resources

On March 31, 2005, the Company had a working capital deficiency of $4,659,681. This is covered by long-term loans and bank-loans.

The Company anticipates that it will raise capital in the form of equity financing from the sale of its common stock but the Company does not yet have sufficient financing arranged. Subsequent to the quarter, on June 22, 2005, the Company issued 622,690 private placement units for proceeds of $2,023,742.50. The Company cannot provide investors with assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its anticipated business in China.  The Company is currently reviewing sources of financing by issuance of shares, debt instruments or combinations of debt and equity to fund its remaining approximate $16.8 million commitment to Xinhua C&D. The Company may also negotiate or arrange bridge loans to meet the investment commitment.

Corporate Background

The Company was incorporated in the State of Nevada on September 14, 1999.  The Company maintains its registered agent's office at 101 Convention Center Drive, suite 700, Las Vegas, Nevada  89109 and its principal executive office is located at B 26F

Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, P.R. China  100027.  The Company’s telephone number in Beijing is 86-10-84477275. The Company also has an accounting office in Vancouver, Canada at 1880-505 Burrard Street.

By an action of the majority shareholders which was filed on a Schedule 14C on September 20, 2004, the Company changed its name from Camden Mines Limited to “Xinhua China Ltd.” effective on October 12, 2004.

The Company was engaged in the acquisition, exploration and development of mining properties; however, the Company has changed its business to that of being a majority owner of Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”), a newly formed company organized under the laws of the Peoples' Republic of China (“PRC”), which is authorized for publication and distribution nationwide in China of: books; periodicals; human figure art pictorials; audio video product distribution; wholesale, retail and mail order of publicly distributed electronic publications; advertisement by domestic and foreign firms in certain categories of books; and classified ads.

On September 14, 2004, the Company announced the signing of two separate binding Letter Agreements under which it would acquire all of the outstanding shares of Pac-Poly Investments Limited (“Pac-Poly”) and 95 percent of the outstanding shares of Beijing Boheng Investments Ltd. (“Boheng”).  The shareholders of Pac-Poly, a company organized under the laws of the British Virgin Islands, would receive 16,387,000 shares of the Company’s common stock and the shareholders of Boheng, a company organized under the laws of the People's Republic of China, would receive 18,613,000 shares of the Company’s common stock for a total of 35,000,000 shares.

Pac-Poly and Boheng previously signed an agreement to acquire in aggregate 57.67 percent of Xinhua C&D.  In addition to the nationwide distribution business in China, Xinhua C&D recently finalized distribution agreements for certain international publications for the China market.

On January 21, 2005, the acquisitions of Pac-Poly and Boheng by the Company were completed by the issuance of shares of the Company to shareholders of Pac-poly and Boheng, resulting in Pac-Poly being a wholly owned subsidiary of the Company and Boheng being a majority owned (95%) subsidiary of the Company.

In addition to the Company, other investors in Xinhua C&D include Xinhua Bookstore Head Office, and eight other founding member corporations. Xinhua C&D has been established with the approval of the General Administration of Press and Publication of China, the Ministry of Commerce of China, and the General Office of the State Industry and Commerce Administration of China.

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

The acquisition of Xinhua C&D was completed on February 1, 2005 and has been accounted for by the purchase method.  The purchase price was determined by the fair value of the consideration given up, being $8,845,000, was allocated to the assets acquired and liabilities assumed based on the fair values on the date of acquisition. Goodwill of $6,929,000 was recognized in connection with the acquisition.

Subsidiaries

The Company has two subsidiaries – Pac-Poly and Boheng.  The Company owns 100% of Pac-Poly and 95% of Boheng.  The Company’s business operations are conducted through Pac-Poly and Boheng, and the operating subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. through a 57.67% interest.

Research and Development

The Company is involved in book distribution has not incurred any research or development expenditures since the Company’s incorporation.

Shareholders

As not all beneficial shareholders have their shares registered in their names, the total number of shareholders is not known; however the Secretary has examined the available lists and estimates there are a minimum of 120 shareholders.

Dividends

Other than the stock dividend of two additional shares for each one share outstanding, which was effective July 29, 2004 and the stock dividend of four additional shares for each one share outstanding, which was effective May 15, 2001, the Company’s Board of Directors has never declared a dividend on its common stock.  The Company’s previous losses do not indicate the payment of cash dividends, and the Company does not expect to pay dividends on its common stock in the foreseeable future.

Risk factors; Uncertainties

The following is not an exhaustive list of risks or uncertainties that may affect the company now or in the future.

Seasonality

The operations of the business are somewhat seasonal, winter and spring comprising typically two‑fifths of revenues and summer and fall the remaining three-fifths. This is to a degree the influence of the academic terms of schools and universities. The Company intends to expand its business into other areas of media distribution but this may not appreciably affect the influence of seasonality.

Exchange Rate

The reporting currency of the Company is United States Dollars (“USD”). The Chinese Renminbi (“RMB”) has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s consolidated financial reporting and make realistic revenue projections difficult.

Tax and Legal Systems in China

The Company conducts its business in China through its subsidiaries. China currently has a number of laws related to various taxes imposed by both federal and regional governmental authorities. Applicable taxes include value-added tax, corporate income tax, and payroll and worker and welfare taxes, along with others. Laws related to some of these taxes have not been in force for a significant period, in contrast to more developed market economies and regulations for their implementation are often unclear or incomplete. Often, differing opinions regarding legal interpretation exist both among and within government ministries and organizations; thus creating uncertainties and areas of conflict. Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, who are enabled by law to impose severe fines, penalties and interest charges. These facts create tax risks in China substantially more significant than typically found in countries with more developed tax systems.

Management believes that the Company is in substantial compliance with the tax laws affecting its operations; however, the risk remains that the relevant authorities could take differing positions with regard to interpretive issues and the effect could be significant. The fact that a year has been reviewed does not close that year, or any tax declaration applicable to that year, from further review.

Competition

Foreign direct investment in China has increased rapidly in the last 20 years and the investment environment has further improved to encourage foreign and local investors to invest in fields other than those considered by the government of the PRC to be sensitive. Our field of publication and distribution has been opened up to new foreign investment and is no longer considered to be sensitive, but new publications are subject to review of content. Many companies are involved in the publishing and distribution of literary and entertainment material. There is no guarantee that other competitors will not become involved in business similar to that of the Company. The Company’s only answer is to move cogently and coherently forward in an orderly manner using its marketing experience to broaden the quantity and quality of new titles (domestic and foreign) placed before a hungry Chinese audience.

Funds Remittance

Provided that conversion of RMB into foreign exchange and the remittance of foreign exchange are duly arranged in accordance with the relevant laws and regulations on foreign exchange, a Foreign Investment Enterprise is able to remit profits, dividends and bonuses and other payments from China in proportion to the amount of registered capital that has been paid up.

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company.  None of the Company’s directors, officers or affiliates is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Three individuals, two of whom are directors of the Company, exercised in aggregate 58,000 stock options in April and May at prices between $2.40 to $2.62 per share for total proceeds of $139,000.  Such proceeds will be used for working capital.

In addition, on June 22, 2005, the Company issued 622,690 units (each a “Unit”) of capital stock of the Company with respect to a recently completed private placement for total proceeds $2,023,742.50.  Each Unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder thereof to acquire one additional share of common stock (each a “Warrant Share”) on or before 4:30 p.m. (Pacific Standard Time) on the earlier of: (i) June 22, 2007; and (ii) fifteen (15) business days from date that the Company provides notice in writing to the holder that the Company’s common shares have been trading or traded at a price of $7.00 or more for a period of ten (10) days.  Each whole warrant has an exercise price of $4.50 per Warrant Share for the first twelve (12) months, and if still available after twelve (12) months, an exercise price of $4.60 per Warrant Share starting on the first day of the second twelve (12) month period and increasing by $0.10 on the first day of each subsequent month thereafter.  The Company believes that such issuance is exempt from registration under Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as well as Regulation S promulgated thereunder.

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

                                                                                                Xinhua China Ltd.

Date: July 20, 2005                                                                  Per:      /s/ Henry Jung
                                                                                                           Henry Jung, Chief Financial Officer
                                                                                                            and a Director