Form 10KSB
period 2005-06-30
XINHUA CHINA LTD
filed 2005-11-10
CIK 1104904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-33195

XINHUA CHINA LTD.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0437644 (Employer Identification No.)

B 26F Oriental Kenzo, No. 48
Dongzhimenwai, Dongcheng District
Beijing, P.R. China  100027
(Address of principal executive offices, including zip code.)

86-10-84477275
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
Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
            Yes [    ]  No [ X ]

State issuer's revenues for its most fiscal year June 30 2005: $15,496,537

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30 2005: $2.10 X 16,681,765 = $35,031,706

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30 2005: 61,779,765

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................................................. 20

ITEM 8A. CONTROLS AND PROCEDURES..................................................................................... 20

ITEM 8B. OTHER INFORMATION.................................................................................................... 20

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT....................................................................................................... 21

ITEM 10.EXECUTIVE COMPENSATION.......................................................................................... 24

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Overview

The Company, through its subsidiaries, wholly-owned Pac-Poly Investments Limited (“Pac-Poly”) and ninety-five percent-owned subsidiary Beijing Boheng Investments Ltd. (Boheng”) (see below), operates entirely in China.  Both Pac-Poly and Boheng are investment holding companies, and jointly own a 57.67% interest in the new operating subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”). Xinhua C&D is authorized by government license to distribute (on a national basis) books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail orders of publicly distributed electronic publications, advertisements by domestic and foreign firms in certain categories of books, and classified ads in China.

Xinhua C&D is presently almost exclusively a book distribution enterprise. This is its first fiscal year of operation, and revenues from book distribution have been $15,496,537 in this first fiscal year, which for practical purposes only includes the time from the Chinese New Year holiday through to June 30 2005. As very little business was transacted in February, this fiscal year only reflects startup and operating results of April, May and June 2005.  It is too early to provide guidance as to the manner in which future results will lag, meet or exceed management expectations from the results to date.

At the end of June 2005 Xinhua C&D had four distribution centers in Beijing. Starting in September those operations were moved into a new seven-story warehousing/office complex providing more floor space for warehousing and eliminating redundancies present in the aged multi-center arrangement.  Although the Company expects to realize significant improvements in its operations from the move, it is an interim measure.  Ultimately, Xinhua C&D will locate its book circulation and distribution operations in a still larger facility currently planned in the outer reaches of Beijing.

At this time, Xinhua C&D has all the rights, permits, licenses and policy decisions needed for its operations in circulation and distribution. Construction of the larger planned facility requires licenses or approval for the joint venture and for the building; management expects these licenses will not present any new challenges different in scope than those that they have already successfully managed.

As the privatization of the circulation and distribution level of Xinhua Bookstore Main Office, Xinhua C&D is the sole holder of a license for nationwide distribution of these media goods. Xinhua C&D has 7,000 customers, of which 500 comprise the top 80% in renminbi volume, but it is not dependent on a few large customers. It depends on the goodwill of numerous large and small bookstores and sub-distributors, and that goodwill depends in turn largely upon quality of service in the first case and secondly upon realistic pricing of that service. Our main advantages are the prestige of the Xinhua brand name, universally recognized in China even in remote outposts, and our tenure of a national license, which eliminates the paperwork that would be required to distribute into each province. Having surmounted these hurdles, further government regulation is not onerous. As we bring in foreign books for translation and/or distribution these texts must be reviewed for obnoxious or seditious material, but the criteria for the examination process is fairly clear-cut. Also, we believe that we are not significantly impacted by governmental environmental regulations, as we are essentially in logistics.

At present (September 29 2005), Xinhua C&D has 507 employees. It does not have regular part-time employees, but at peak periods it can call upon former or retired employees.

Business Development – Corporate History

Xinhua China Limited’s predecessor company Camden Mines Limited (“Camden”) was incorporated in the State of Nevada, U.S.A. on September 14, 1999.  The Company maintains its registered agent's office at 101 Convention Center Drive, suite 700, Las Vegas, Nevada 89109 and its principal executive office is located at B 26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, P.R. China 100027.  The Company’s telephone number in Beijing is 86-10-84477275.

Up to September 2004, Camden was an inactive mining exploration shell company and had been considered a development stage enterprise since its formation.  On July 29, 2004, Camden issued two additional shares for each common stock outstanding effective as of the record date of July 29, 2004.  All per share amounts in this 10-KSB have been retroactively adjusted to reflect such stock dividend.  Effective October 12, 2004, Camden changed its name from Camden Mines Limited to “Xinhua China Ltd.” and increased the authorized capital stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock with the par value remaining at $0.00001 per share.

On September 14, 2004, Camden signed two separate Share Purchase Agreements (“Agreement”), whereby Camden issued 35,000,000 shares of its common stock in exchange for a 100% interest in Pac-Poly, a company incorporated under the laws of the International Companies Business Act Cap 291 of British Virgin Islands, and a 95% interest in Boheng, a company incorporated under the laws of China.  The stockholders of Pac-Poly and Boheng received 16,387,000 and 18,613,000 shares of Camden’s common stock, respectively.  As part of the Agreement, a shareholder of Camden cancelled 35,000,000 shares of common stock of Camden.  Immediately prior to the share exchange, Pac-Poly and Boheng were under common control.  Boheng spun off all of its business and net assets to its president and became a non-operating shell company.  Pac-Poly had no significant operations since its inception.

The acquisition was accounted for as a recapitalization of Pac-Poly and Boheng because their stockholders and management have actual and effective operating control of the combined entity after the transaction. Pac-Poly and Boheng were jointly treated as the acquiring entity for accounting purposes and Camden was the surviving entity for legal purposes, with net liabilities of $16,371 being assumed by Pac-Poly and Boheng.  The combined company is considered to be a continuation of the operations of Pac-Poly and Boheng.  The issued and outstanding common stock of Pac-Poly and Boheng prior to the completion of acquisition was restated to reflect the 35,000,000 shares of stock issued by Camden.

In addition to the Company, other investors in Xinhua C&D include Xinhua Bookstore Head Office, and eight other founding member corporations. Xinhua C&D has been established with the approval of the General Administration of Press and Publication of China, the Ministry of Commerce of China, and the General Office of the State Industry and Commerce Administration of China.

Recent Corporate Developments

On March 15th 2005 the Company announced that, through a subsidiary company, it had executed a letter of intent with the County Government of Xihongmen District, Beijing for the right to use approximately 128 acres of land for a period of 50 years. This land in Beijing is to be used as a site for the phased development of a new, larger distribution and commercial center. This transaction is part of Xinhua C&D's strategic plan to ensure it has the capacity to meet the needs of the anticipated explosive growth in demand for books and other publications in China over the next several years.

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

The Company’s goal is to modernize and expand retail book distribution in China on a national scale, and maximize opportunities in one of the largest and fastest growing economies in the world through its national licence.  Xinhua C&D is authorized to conduct the publication and distribution business nationwide and can thereby provide worldwide publishers a conduit to directly distribute publications throughout China rather than seek approval in each province.

A formal ceremony introducing its Xinhua C&D to the Chinese book industry was held in Beijing on April 24 2005 at the Great Hall of the People. The date was chosen to coincide with the founding of the original Xinhua Bookstore, 68 years ago on April 24 1937. Attending were senior officials of the Chinese government, the Company, and Xinhua C&D management, the Company's investors and numerous representatives of the Chinese book industry.

In June 2005 XHUA’s subsidiary Boheng executed a two-year licensing agreement with Hong Kong-based Reader’s Digest Association Far East Limited, a unit of Reader’s Digest Association, Inc.  The agreement grants Beijing Boheng an exclusive license for the publication in Simplified Chinese characters, marketing, and sale of “Bilingual Series Volumes One through Five” in the People’s Republic of China.  The agreement is renewable by bilateral consent. We feel that this agreement is a good model for the importation of foreign content and intellectual property rights followed by translation and marketing though our national license system wholesale pipeline.

Latest Corporate Developments

On August 1 2005 Pac-Poly announced an agreement of co-operation with the Beijing Riyue Hongcheng Commerce Trading Center. The agreement outlines new terms of a formal lease covering the development of the Company's planned Book Distribution Center in Beijing, China.

The original plan called for the project to be developed on approximately 128 acres of land. The new agreement covers only the 100 acres of that land already zoned for commercial use. The remaining 28 acres, currently zoned for agricultural use, are awaiting rezoning before being developed. The revised development site will contain a 3 million square feet book distribution center complex. As a result, the terms of the new agreement also provide for a corresponding reduction in the annual lease payments to $US1.50 million for each of the first five years, $US1.67 million in years 6 through 10, and $US1.85 million in years 11 through 50. This agreement is a major step toward the signing of the Land Use Agreement, which will allow construction of the project to begin.

Negotiations have delayed the commencement of the development project, but management anticipates that the new terms will allow the Company to achieve savings of $US26.5 million over the term of this project.

Phase one of the development is expected to start once the required financing is in place. This first phase involves construction of a 500,000 square foot publishers warehousing facility and is scheduled for completion in early 2006. Phase two of the project will develop approximately 1.5 million square feet of distribution space primarily for use by domestic publishers and Xinhua China Ltd. Commencing in early 2006, phase two should be completed by the end of 2006. The final phase of the project will be the construction of commercial space to house a book city retail operation, additional commercial venues, and an office tower. The final phase is expected to be completed in 2008.

The completion of this project will enable Xinhua China Ltd. to better handle both current volume and the anticipated strong growth of demand for books in China.

Xinhua C&D’s license for nationwide distribution of certain media goods may be impacted from time to time by governmental policies or pronouncements. New policy decisions issued in August 2005 by the Chinese Government's News Department and four other ministries indicate that Beijing will no longer approve licenses for foreign ownership of majority control of media companies in China; there is no indication that Xinhua C&D’s license is affected. The new policy limits the opportunities available to new foreign investors who want to participate in the growth and development of media industries in the country.

Included are prohibitions of foreign investors from establishing or running news organizations, broadcasting stations, TV stations and film manufacturing companies, performing troupes, film imports, exports, and distribution. Foreign investors are also barred from wholly-owned new businesses such as book and magazine publishing, wholesale and imports and may only enter the material printing, book/magazine distribution, and artwork sales industries as part of a joint venture with a Chinese partner.

While this will restrict new market entrants for the time being, the policy does not impact the ownership position Xinhua China holds in Xinhua C&D or that subsidiary's position as one of the leading companies in book circulation and other segments of the Chinese media industry.

Management interprets this policy decision as favorable at this time. The restriction on foreign ownership should increase investors' confidence in the potential of Xinhua China and help us raise the capital necessary to increase the size of our book circulation and distribution system's infrastructure. At the same time, the new policy will allow us to focus more of our efforts on the application of Western management techniques to Xinhua C&D's operations. This, we believe and plan, will result in more efficient and profitable operations going forward.

Further Comments on Current Operations

The operations of the business are seasonal: winter and spring comprise typically two-fifths of revenues, and summer and fall comprise the remaining three-fifths. To a degree this is the influence of the academic terms of schools and universities.  The Company intends eventually to expand its business into other areas of media distribution to minimize the influence of seasonality.

The distribution business for books is competitive and fragmented in China. Estimates range up to 500 as to the number of entrants in this field. It is the plan of the Company’s management that our economy of scale, our relationships with Chinese publishers and also with sub-distributors and retailers and our nationwide scope will assist us in maintaining and enhancing our competitive position. Another positive factor is Xinhua C&D’s capability to quickly bring in foreign (mainly English-language) material, translate it in some cases, and deploy it nationwide.

Subsidiaries

The Company has two subsidiaries – Pac-Poly and Boheng.  The Company owns 100% of Pac-Poly and 95% of Boheng.  The Company’s business operations are conducted through Pac-Poly and Boheng, and the operating subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. through a 57.67% interest.

ITEM 2. DESCRIPTION OF PROPERTY

Prior to Sep. 20 2005, Xinhua C&D rented warehouse and office space from Xinhua Bookstore, a 40% minority shareholder of Xinhua C&D. For the year ended June 30 2005, (from Feb. 1 to Jun. 30), Xinhua C&D incurred rental expense of $169,745.

In late Sep. 2005, Xinhua C&D moved to a new warehouse and office building in Beijing China. The land and the new building are part of Xinhua Bookstore's capital contribution to Xinhua C&D. The building received final inspection approval for occupancy on July 15 2005. The 17,000-square-meter land has a fair market value of $5,456,089 on Feb. 1 2005 and this amount was recorded as the cost of the land use right. The land use right will be amortized over 50 years (the length of the land use right) once the title is transferred to Xinhua C&D. The 36,992-square-meter 13-floor building has a fair market value of $20,091,753 on Feb. 1 2005 and this amount was booked as the cost of the building. The building (plant) will be amortized over 50 years once the title is transferred to Xinhua C&D, and Xinhua C&D has occupied the premises.

The building is mainly used as the warehouse for book distribution and some areas as office. At this moment, the title of land and the building has not been transferred to Xinhua C&D as the title transfer is still in process. Xinhua C&D has exclusive right to the land and the property. The Company has no intention to lease out the property. Xinhua Bookstore will be responsible for the insurance until the title is transferred to Xinhua C&D. Xinhua Bookstore has extended a shareholder loan of $16,989,910 to Xinhua C&D as of June 30, 2005. Xinhua Bookstore has an option to require the Company to pledge the buildings owned by Xinhua C&D as security for the loans when the title is transferred to Xinhua C&D.

At present Xinhua C&D continues to rent a 9,000 square-meter warehouse from Xinhua Bookstore for operational needs.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 20, 2004, we filed a Schedule 14C – Notice of Action by a Majority of Shareholders, whereby our shareholders holding 45,052,000 shares of the 61,056,375 shares issued and outstanding (73.79%) consented to and approved on September 6, 2004, the following action to be effective as of October 5, 2004: (i) the amendment to our Articles of Incorporation to increase our unauthorized shares of common stock from 100,000,000 shares to 500,000,000; (ii) the amendment to our Articles of Incorporation to effectuate a name change to "Xinhua China Ltd."; (iii) the adoption of a stock option and incentive plan for key personnel; (iv) the ratification of the appointment of the following persons as our directors and to serve as our directors until our next annual meeting of shareholders or until their successors have been elected and qualified: Xianping Wang, Henry Jung, Reg Handford, Edward Wong and Peter Shandro; and (v) the ratification of the selection of Moore Stephens Ellis Foster Ltd. as our independent public accountants for the fiscal year ending June 30, 2005.

The above mentioned actions became effective on October 12, 2004.  For more information with respect to the corporate actions taken above and the Certificate of Amendment filed with the Nevada Secretary of State, please see the Company’s definitive Schedule 14C filing on the EDGAR data base at http://www.sec.gov.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol "XHUA".  The market for our common stock is limited, volatile and sporadic.  The trading volume over the past three months has averaged 6,200 shares per day.  While management has a goal of improving corporate value, share price and liquidity, there is no guarantee this will occur.  The following table sets forth the high and low sales prices relating to our common stock since our common stock was listed and posted for trading on the OTCBB.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter ended
2002	High Trade	Low Trade
September 30	2.25	1.25
December 31	2.30	1.25

2003
March 31	2.50	1.25
June 30	2.46	1.30
September 30	3.25	1.31
December 31	3.00	2.00

2004
March 31	3.00	1.51
June 30	3.00	2.50
September 30	4.50	1.00
December 31	5.01	2.41

2005
March 31	5.30	4.24
June 30	4.96	1.75
September 30	2.40	1.85

Holders

As of September 30, 2005, we had approximately 35 shareholders of record.

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

Pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated July 16, 2004, between Mr. Hugh Grenfal, Mr. Sergei Stetsenko and Mr. Xianping Wang, the current President and CEO of the Company, Mr. Wang acquired in aggregate 45,000,000 shares of our common stock from Mr. Grenfal and Mr. Stetsenko for consideration of $50,000.00 constituting approximately 73.70% of our outstanding capital stock.  This Stock Purchase Agreement closed on August 5, 2004.  However, in conjunction with the acquisition of Pac-Poly and Boheng, Mr. Wang agreed to surrender for cancellation and return to the Company’s treasury  35,000,000 shares of common stock from the 45,000,000 shares of common stock he acquired on August 5, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussions of the Company’s results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Please read in conjunction with the section entitled “Risks”, and note that this discussion contains forward-looking statements. This discussion focuses on the Plan of Operation, mainly the manner in which the Company shall operate in the next year, as well as prospects for the future and the manner in which events and uncertainties known to management would cause reported financial information to not be necessarily indicative of future operating results or of the future financial condition.

Plan of Operation

On June 30 2005 the Company had a working capital deficiency of $13,649,558. The Company has remained solvent due to funding from its shareholders and proceeds of a private placement as well as exercise of options.  During the next year the Company anticipates that it will have to raise capital in the form of equity financing from the sale of its common stock or some equivalent financing. However, the Company does not have financing arranged and it cannot provide investors with assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its anticipated business in China.  In the absence of such timely financing, the Company's business plan could well be subject to modification.

The annual financial statements with this 10-KSB filing are the first that the Company has produced that are consolidated with the  wholly-owned subsidiary Pac-Poly Investments Limited (“Pac-Poly”) and the ninety-five percent owned subsidiary Beijing Boheng Investments Ltd. (Boheng”); the statements include the operations of the new operating subsidiary Xinhua Publications Circulation and Distribution Co., Ltd. (“Xinhua C&D”). Xinhua C&D comprises the former circulation and distribution operations of the Xinhua Bookstore Head Office. For the foreseeable future, the earnings of the Company will most likely be exclusively derived from Xinhua C&D. The subsidiary commenced operation on February 1st 2005 and the quarter included the 10-day Lunar New Year holiday period during which distribution operations were at a minimal level. Thus this report reflects the operating results of five months. Since inception, management has been clearing out old stock, recognizing and reducing delinquent receivables and realizing uncollectible items while implementing modern systems, including computer systems

Xinhua C&D currently serves over 7,000 clients. Xinhua C&D also has the authorization to distribute newspapers, periodicals, and electronic publications should it so choose. At present the focus is very strongly on books.

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

Results of Operations

Net sales of $15,496,537 after taking into account sales discounts and sales return allowances, were generated during the year ended June 30 2005. This year included the results of less than five month’s operations, as the Company’s subsidiary Xinhua C&D only began operation in the PRC on February 1 2005. We had a gross profit of $1,912,071 which is a gross margin of 12% on sales revenues.  However, the gross profits were less than the selling and general administrative expenses.  Due to the seasonality of the Company’s business, a greater portion of the annual sales is expected in the latter half of the calendar year. Included in the selling, general and administrative expenses, the major categories were salaries and benefits of $1,403,188, shipping and freight of $252,731, warehouse rental expenses of $171,700, office expenses of $142,726, vehicle expenses of $49,686 and various miscellaneous expenses for a total of $4,211,480.  The Company will plan to reduce expenses however there are no assurances that expenses can be reduced.  The Company has a stock option plan and for the period and the stock-based compensation charge was $3,534,507. There is approximately $3 million remaining of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of the next 10 months.  The depreciation expenses of $116,061 were on equipment, machinery, and motor vehicles included in the Cost of Sales.  No depreciation of the building has been claimed and depreciation will only be claimed upon occupancy of the premises and the completion of the transfer of title to the property.  The Company paid interest of $520,875 during the period of which $446,061 was interest based on the costs of funding of loans received from a related party, Xinhua Bookstore for $16,989,910. The Company has reported $66,430 of interest earned on funds on deposit prior to deploying such funds to its subsidiaries.  The Company has non-capital losses carried forward in the US of $1,128,608 which expire in 2025 and non-capital losses in China of $519,244 in its 57.67% owned Chinese subsidiaries which expire in 2010.  The Company has recognized a 100% valuation allowance for future tax assets for which it is more likely that realization will not occur. The Company has allocated $636,491 of losses applicable to non-controlled shareholders in the subsidiary company operations. We anticipate that the rate of investment will continue to be high over the next two years as we convert to systems implementing real-time controls, expend resources and legal costs to develop co-marketing agreements and create new operating teams to improve logistics for the rapid supply of books and other media to clients and to speed up collection of accounts.

The Company posted a net loss of $5,651,870 for the year. Sixty-three percent of this loss is due to ‘stock-based compensation’. While not a cash outlay of the Company, stock-based compensation represents a charge to the Company’s net income or loss.

Prior to the acquisition of Xinhua C&D the Company was a mineral exploration company, called Camden Mines Limited. As the Company’s new line of business has no relation to mineral exploration, a comparison to financial reports of prior quarters cannot give meaningful guidance to investors. It will be some time before financial analysis can show a clear pattern or trend emerging and being reflected in the Company’s statements.

Because the new business affairs (book distribution) of the Company are unrelated to its prior venture (mineral exploration) the financial statements between this and the prior year are essentially incomparable.

Liquidity and Capital Resources

On June 30 2005, the Company has incurred a net loss of $5,651,870 for the year ended and its has a working capital deficiency of $ 13,649,558.  These factors raise doubt about the Company’s ability to continue as a going concern.  The preceding items have been funded by loans from related parties and capital raised by issuance of shares of the Company.  On June 22 2005 the Company closed 622,690 private placement units for proceeds of $2,023,742.  Subsequent to the yearend, the Board approved the issuance of convertible debentures that will raise around $4 million.   On October 7, 2005, a principal shareholder provided an interest free advance of $5.13 million to the Company.

The Company anticipates that it will continue to raise capital in the form of equity financing from the sale of its common stock but the Company does not yet have sufficient financing arranged. The Company cannot provide investors with assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its anticipated business in China.  The Company is currently reviewing sources of financing by issuance of shares, debt instruments or combinations of debt and equity to fund its remaining approximate $16.8 million commitment to Xinhua C&D. The Company may also negotiate or arrange bridge loans to meet the investment commitment.  The ability of the Company to continue as a going concern is dependent upon the Company achieving profitable operations, the completion of the issuance of convertible debentures and continued financial support from its major shareholders.  There are no assurances that the Company will be successful in achieving these goals.

Research and Development

The Company is involved in book distribution, and has not incurred any research or development expenditures since the Company began operations.

Risk Factors; Uncertainties

Management of risks is a key responsibility of management. The Company shares many risks in common and known to other enterprises in the industry of book publishing. The following is not an exhaustive list of risks or uncertainties that may affect the company now or in the future. And there is of course the risk that new risk factors will arise over time, and risks that management has failed to note, or risks that we now think inconsequential, may come to the fore.

          The Market

Because the market for our common stock is limited, you may not be able to resell your shares of common stock.

          There is currently a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “XHUA.” As a result, you may not be able to resell your securities in open market transactions.

Because our common stock is subject to penny stock rules, the liquidity of your investment may be restricted.

          Our common stock is now, and may continue to be in the future, subject to the penny stock rules under the Exchange Act. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

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

          Cash Flow

State-owned enterprises (“SOE’s”) are common in China, a legacy from the early stages of the modern history of the PRC when businesses were operated to achieve social or political goals and profitability was a secondary consideration. Xinhua C&D has inherited infrastructure of an SOE and must move to profitability by restructuring, eliminating poorly selling products, and meeting the challenge of competition, and it must do so in a timely manner to turn the corner to profitability

We may experience significant fluctuations in our operating results and rate of growth.  Due to our limited operating history and our evolving business model, and the unpredictability of the future of our industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales. Our expenses and investments are to a large extent fixed, and we may not be able to adjust our spending quickly enough if our net sales fall short of our expectations.

Our revenue and operating profit growth depends on the continued growth of demand for books offered by our customers and partners, and our business is affected by business conditions in China and, indirectly, worldwide. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future.

          Debt

Interest rates in China are low and stable and inflation is well controlled, due to the habit of the populace to save money deposited in the banks (among other reasons, such as the PRC’s perennial balance of trade surplus). Our loans relate mainly to trade payables and are mainly short-term. However our debt is likely to rise with physical plant in connection with expansion and were interest rates to rise at the same time, this could become a significant stressor.

$97,565,586 of our debt is current liabilities and loans from related parties, with the short-term liabilities within the year, unless extended.  This could affect our status as a going concern and also represents a concentration of risk which could pose a serious concern from an interruption of business or an unforeseen and unanticipated damaging of our ability to collect receivables. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year.

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

Chinese company law as it applies to foreign invested corporations (the Company’s subsidiaries Boheng and Xinhua C&D) requires them to maintain dedicated reserves which include a general reserve and a reserve for enterprise expansion. The dedicated reserves are appropriated from net income after taxes, determined under the relevant Chinese accounting regulations, at a rate set by the Board of Directors of the respective subsidiaries, and record as a component of shareholders’ equity. These reserves are not distributable, other than upon liquidation. No appropriation has been made for the year as both subsidiaries recorded losses.

Similar provisions of Chinese company law require the Board of Directors at their discretion to transfer a certain amount of their annual net income after taxes, as determined under the relevant Chinese accounting regulations, to a staff welfare and bonus fund. No such transfer was made for the fiscal year, as the subsidiaries recorded losses.

          Intellectual Property

Intellectual property (“IP”) rights are evolving in China, trending towards international norms. The Company and its subsidiaries are involved for the time being mainly in distribution and have not had significant involvement in IP. The application of IP rights to protect our foreign clients’ and partners’ media is necessary and we must rely in part on the expertise of the Xinhua Bookstore and the services of the Beijing Ying Ke law firm we have retained. Protections are needed at a minimum against piracy; legal action may be needed and all legal action involves risk and expenses.

          Competition

Foreign direct investment in China has increased rapidly in the last 20 years and the investment environment has further improved to encourage foreign and local investors to invest in fields other than those considered by the government of the PRC to be sensitive. Our field of publication and distribution has been opened up to new foreign investment subject to PRC government guidelines.  Many companies are involved in the publishing and distribution of literary and entertainment material. There is no guarantee that other competitors will not become involved in business similar to that of the Company. The Company’s only answer is to move cogently forward in an orderly manner using its marketing experience to broaden the quantity and quality of new titles (domestic and foreign) placed before an avid Chinese audience.

If we are successful in providing better and faster service at lower unit costs to our customers and business affiliates then it seems sure that ‘copycats’ will quickly arise, and while imitation is the sincerest form of flattery, it may not help the business model.

          Construction and Set-up

The Company must successfully consummate negotiations for land use rights for the new distribution center, oversee construction, start up and then adjust logistics. These actions are straightforward but the potential exists that the subsequent operations may not meet management’s expectations. At present the Company does not own warehouse assets except for the commitments as disclosed in this document.

          Restructuring

The Company’s operating subsidiary must acquire new staff and potentially release others, and retain the most capable employees. It must also implement improved practices and systems and move to new premises over the next two years. While the need for these changes is well understood they may still cause stress.

          New Markets

It is important for us to develop relationships with publishers and distributors of foreign (mainly English-language) books to expedite their import, translation and distribution nationwide in China. This is still a young market and we cannot predict our probability of success.

          Exchange Rate

The reporting currency of the Company is United States Dollars (“USD”). The Chinese Renminbi (“RMB”) has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s consolidated financial reporting and make realistic revenue projections difficult. Recently the Renminbi was allowed to rise 2%. This has had as yet no appreciable effect on our operations and seems unlikely to do so.

          Funds Remittance

Provided that conversion of RMB into foreign exchange and the remittance of foreign exchange are duly arranged in accordance with the relevant laws and regulations on foreign exchange, an Enterprise is able to remit profits, dividends and bonuses and other payments from China in proportion to the amount of registered capital that has been paid up.

ITEM 7. FINANCIAL STATEMENTS.

Index to the Financial Statements

                                                                                                                                                                    Index

Report of Independent Registered Public Accounting Firm dated October 7, 2005.......................................... F-2

Consolidated Balance Sheet........................................................................................................................... F–3

Consolidated Statement of Operations............................................................................................................ F–4

Consolidated Statement of Stockholders’ Equity (Deficit)................................................................................ F–5

Consolidated Statement of Cash Flows........................................................................................................... F–6

Notes to the Consolidated Financial Statements.............................................................................................. F–7

Consolidated Financial Statements

Xinhua China Ltd.
(formerly Camden Mines Limited)
(Expressed in United States dollars)
June 30, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Xinhua China Ltd.
(formerly Camden Mines Limited)

We have audited the consolidated balance sheet of Xinhua China Ltd. (formerly Camden Mines Limited) as at June 30, 2005 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion in these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of the Company as at June 30, 2005 and the consolidated results of its operations and its cash flows for the year then ended in accordance with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s recurrent net losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,                                                                  /s/ Ernst & Young LLP
October 7, 2005.                                                                      Chartered Accountants

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED BALANCE SHEET
[Going concern uncertainties - See Note 1]
As at June 30                                                                       (Expressed in U.S. dollars)

                                                                                                                                                                   2005
                                                                                                                                                                       $

ASSETS
Current assets
Cash [notes 4 and 15]                                                                                                                      1,336,269
Restricted cash [notes 4 and 15]                                                                                                          362,516
Account receivable, including related party receivables
    of $5,926,629 [notes 5 and 9(e)]                                                                                                39,166,242
VAT receivable                                                                                                                                  5,964,445
Inventories [note 6]                                                                                                                         17,445,410
Prepayments [note 18(a)]                                                                                                                    126,917

Total current assets                                                                                                                      64,401,799

Property, plant and equipment [note 7]                                                                                           26,000,804
National distribution right [note 2(h)]                                                                                                6,167,000
Goodwill [note 3]                                                                                                                             6,173,992
Total assets                                                                                                                                 102,743,595

LIABILITIES AND SHAREHOLDER EQUITY
Current liabilities
Account payable and accrued liabilities [notes 8, 9(d) and 9(f)]                                                      76,231,392
Due to related parties [notes 9(a), 9(c) and 9(i)]                                                                              1,819,965

Total current liabilities                                                                                                                 78,051,357

Loans from related parties [notes 9(a) and 9(b)]                                                                            19,514,229

Total liabilities                                                                                                                              97,565,586

Non-controlling interest                                                                                                                     4,973,683

Commitments [note 16]

Shareholders’ equity
Common stock [note 14]                                                                                                                           618
Additional paid-in capital [note 14]                                                                                                   5,855,525
Accumulated other comprehensive income                                                                                                     53
Accumulated deficit [note 17]                                                                                                         (5,651,870)

Total shareholders’ equity                                                                                                                204,326

Total liabilities and shareholders’ equity                                                                                  102,743,595

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended June 30                                                                                              (Expressed in U.S. dollars)

                                                                                                                                                                   2005
                                                                                                                                                                       $

REVENUE
Sales revenue [notes 3 and 9]                                                                                                         15,496,537
Cost of sales [notes 3 and 9]                                                                                                          13,584,466

Gross profit                                                                                                                                        1,912,071

EXPENSES
Selling, general and administrative [note 9]                                                                                        4,211,480
Stock-based compensation [note 11]                                                                                               3,534,507

Total operating expenses                                                                                                               7,745,987

Operating loss before interest, other income (expense) and income tax                                              (5,833,916)
Interest and other income                                                                                                                        66,430
Interest expense [note 9]                                                                                                                    (520,875)
Income tax [note 10]                                                                                                                                     —

Loss before non-controlling interests                                                                                                 (6,288,361)
Non-controlling interests share of loss                                                                                                   636,491

Net loss for the year                                                                                                                     (5,651,870)

Loss per share - basic and diluted                                                                                                        (0.10)

Weighted average number of shares outstanding
- basic and diluted                                                                                                                         55,733,786

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Year ended June 30                                                                                                       (Expressed in U.S. dollars)

	Common stock		Additional paid-in	Comprehensive	Other comprehensive	Accumulated	Total shareholders’
	Shares	Amount	capital	income (loss)	income (loss)	deficit	equity
	#	$	$	$	$	$	$

Recapitalization as a result of reverse acquisition [note 1]	35,000,000	350	(350)	—	—	—	—
Recapitalization to effect the acquisition of Camden [note 1]	61,056,375	611	(16,982)	—	—	—	(16,371)
Cancellation of common stock in connection with reverse acquisition [note 1]	(35,000,000)	(350)	350	—	—	—	—
Issuance of common stocks due to option exercise	100,700	1	243,373	—	—	—	243,374
Issuance of common stocks due to private placement	622,690	6	2,023,794	—	—	—	2,023,800
Stock-based compensation	—	—	3,534,507	—	—	—	3,534,507
Imputed interest on interest free advances from related parties [note 9]	—	—	70,833	—	—	—	70,833
Components of comprehensive income (loss)
- Foreign currency translation	—	—	—	53	53	—	53
- Net loss for year ended June 30, 2005	—	—	—	(5,651,870)	—	(5,651,870)	(5,641,870)

Comprehensive loss	—	—	—	(5,651,817)	—	—	—
Balance, June 30, 2005	61,779,765	618	5,855,525		53	(5,651,870)	204,326

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended June 30                                                   (Expressed in U.S. dollars)

                                                                                                                                                                   2005
                                                                                                                                                                       $

OPERATING ACTIVITIES
Net loss for the year                                                                                                                          (5,651,870)
Items not involving cash:
    Depreciation                                                                                                                                       116,061
    Stock-based compensation                                                                                                              3,534,507
    Non-controlling interests share of loss                                                                                                (636,491)
    Imputed interest expenses                                                                                                                     70,833
Other assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                                                                                       (4,863,919)
    Inventory                                                                                                                                           412,080
    Prepayments                                                                                                                                      556,439
    Accounts payable and accrued liabilities                                                                                          3,876,497

Cash used in operating activities                                                                                                  (2,585,863)

INVESTING ACTIVITIES
Cash acquired in connection with acquisition of Xinhua C&D [note 3]                                                  353,249
Acquisition of equipment                                                                                                                      (153,153)

Cash provided by investing activities                                                                                                200,096

FINANCING ACTIVITIES
Loans from shareholders                                                                                                                     2,833,318
Contribution from non-controlling interests of Xinhua C&D                                                                     169,174
Repayment on advances from to related parties                                                                                  (1,185,114)
Restricted cash                                                                                                                                     (362,516)
Share issued for cash                                                                                                                          2,267,174

Cash provided by financing activities                                                                                             3,722,036

Increase in cash                                                                                                                                1,336,269
Cash, beginning of year                                                                                                                                 —

Cash, end of year                                                                                                                             1,336,269

Supplemental disclosure of cash flow information [note 13]
Cash paid for interest                                                                                                                            450,042
Cash paid for income taxes                                                                                                                            —

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS, GOING CONCERN UNCERTAINTY AND BASIS OF PRESENTATION

Nature of business

Camden Mines Limited (“Camden”) was incorporated in the State of Nevada, United States, on September 14, 1999. Up to September 2004, Camden was a non-operating shell company and was considered a development stage enterprise since its formation. Effective on October 12, 2004, Camden changed its name to Xinhua China Ltd. (“Parent Company”). The Parent Company has an office in Vancouver, Canada. Camden had no significant operations between July 1, 2004 and September 13, 2004.

The Parent Company, through its subsidiaries Pac-Poly Investments Limited (“Pac-Poly”) and Beijing Boheng Investments Ltd. (“Boheng”), operates in China. Both Pac-Poly and Boheng are investment holding companies jointly owning 57.67% interest in Xinhua Circulation and Distribution Co., Ltd. (“Xinhua C&D”) [note 3]. Xinhua C&D is authorized to distribute books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified advertisements in China. For the year ended June 30, 2005, the Parent Company and its subsidiaries had focused on the book distribution business only.

Going concern uncertainties

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred a net loss of $5,651,870 for the year ended June 30, 2005 and it has a working capital deficiency of $13,649,558 as at June 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to the year end, the Board approved the issuance of convertible debentures that will raise around $4 million. On October 7, 2005, a principal shareholder provided an interest free advance amounting to $5.13 million to the Company [note 18(d)]. The ability of the Company to continue as a going concern is dependent upon the Company achieving profitable operations, the completion of the issuance of convertible debentures and continued financial support from its major shareholders. There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS, GOING CONCERN UNCERTAINTY AND BASIS OF PRESENTATION (CONT'D.)

Basis of presentation

The accompanying consolidated annual financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

These annual consolidated financial statements are those of the Parent Company, its 100% owned subsidiary Pac-Poly Investments Limited (“Pac-Poly”), its 95% owned subsidiary Beijing Boheng Investment and Management Co., Ltd. (“Boheng”), and its 56.13% owned subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”). Collectively, they are referred herein as the “Company”. Pac-Poly and Boheng jointly own a 57.67% interest in Xinhua C&D, an entity incorporated under the laws of the People’s Republic of China (“China”) on December 31, 2004.

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

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES

[a] Principles of consolidation

These consolidated financial statements include the financial statements of the parent company, its 56.13% owned subsidiary, Xinhua C&D, its 100% owned subsidiary, Pac-Poly Investments Limited, and its 95% owned subsidiary, Boheng. All significant inter-company transactions have been eliminated.

[b] Comparative numbers

Comparative balance sheet, consolidated statements of operations and cash flows for the corresponding period are not presented, as prior to the reverse capitalization, the Company had only nominal capital and operations.

[c] Use of estimates

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

[d] Cash and cash equivalents

Cash equivalents usually consist of highly liquid investments that are readily convertible to cash with maturities of three months or less when purchased. As of June 30, 2005, cash and cash equivalents consists of cash only.

[e] Accounts receivable

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

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

[f] Inventories

Inventories consist primarily of books and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. A majority of the inventories carry the right of return to publishers. Allowance for slow-moving and obsolescence is an estimate amount based on an analysis of current business and economic risks, the duration of the inventories held, whether the inventories carry the right of return to publishers and other specific identifiable risks that may indicate a potential loss. The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses.

[g] Property, plant and equipment

Property, plant and equipment are recorded at cost. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expenses as incurred. Amortization of property, plant and equipment is computed using the straight-line method based on the estimated useful lives of the assets as follows:

Land use right                                                                        50 years
Buildings                                                                                50 years
Equipment and machinery                                                   5 - 8 years
Motor vehicles                                                                         8 years

[h] National distribution right

The national distribution right enables the Company, through its subsidiary, Xinhua C&D, to distribute books and publications in all provinces in China without the need to obtain individual provincial approval. The intangible asset is acquired as part of the acquisition of Xinhua C&D at fair value. Management expects the right will be renewed indefinitely for nominal periodic renewal costs. Hence, the fair value of the national distribution right is not amortized but will be subject to review for impairment whenever events or changes in circumstances indicate that the carrying value of the intangible asset may not be recoverable from the future undiscounted net cash flows expected to be generated by the right. If the intangible asset is not fully recoverable, an impairment loss would be recognized in that period for the difference between the carrying value of the intangible asset and its estimated fair value based on discounted net future cash flows or quoted market prices. There have been no impairment losses recognized to date.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

[i] Goodwill

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of amounts of allocated to the identifiable tangible and intangible assets acquired, net of liabilities assumed, based on their fair values. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstance indicate that the asset might be impaired. Impairment is assessed through a comparison of the carrying amount of the reporting unit with its fair value. When the fair value of a reporting unit is less than its carrying amount, goodwill of the reporting unit is considered to be impaired. Any impairment of goodwill will be expensed in the period of impairment.

[j] Impairment of long-lived assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized in that period for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market prices. There have been no impairment losses recognized to date.

[k] Income taxes

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements carrying values and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

[l] Revenue recognition

Sales revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price and considers delivery to have occurred when the customer takes possession of the products. The net sales incorporate offsets for discounts and sales returns. Revenue is recognized upon delivery, risk and ownership of the title is transferred and a reserve for sales returns is recorded even though invoicing may not be completed. The Company has demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists.

Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general and administrative expenses in the consolidated statements of operations. EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the year ended June 30, 2005, $70,666 related to shipping and handling costs was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

[m] Foreign currency transactions

The parent company and its subsidiaries, Pac-Poly, Boheng and Xinhua C&D, maintain their accounting records in their functional currencies, i.e. U.S. dollars, U.S. dollars, Renminbi Yuan (“RMB”) and RMB respectively.

The parent company and Pac-Poly translate foreign currency transactions into its functional currency in the following manner: At the transaction date, each asset, liability, revenue and expense denominated in foreign currencies are translated into the functional currency by the use of the exchange rate in effect at that date. At the year end, foreign currency monetary assets, and liabilities are re-evaluated into the functional currency by using the exchange rate in effect at the balance sheet date. The resulting foreign exchange gains and losses are included in operations.

The assets and liabilities of the foreign subsidiaries, Xinhua C&D and Boheng are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average exchange rate. Gain and losses from such translations are included in stockholders’ equity, as a component of other comprehensive income.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

[n] Stock-based compensation

The Company has adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation” with respect to the recognition, measurement, and disclosure of all stock-based compensation and other stock-based payments to employees and non-employees. Stock-based compensation granted to employees and non-employees is expensed at fair values as determined using the Black-Scholes option valuation model.

[o] Advertising expenses

Advertising costs are expensed as incurred and included in selling expenses. There was no advertising cost incurred for the year ended June 30, 2005.

[p] Comprehensive income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. The Company’s comprehensive income consists of net earnings (loss) and foreign currency translation adjustments.

[q] Earnings (loss) per share

Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, “Earnings per Share”. Diluted loss per share is equal to the basic loss per share for the periods presented because common stock equivalents that are outstanding are anti-dilutive. However, they may be dilutive in future.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

[r] Accounting for derivative instruments and hedging activities

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

[s] New accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on the Company’s consolidated financial statements.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

[s] New accounting pronouncements (cont’d.)

In May 2005, the FASB issued Statement of Financial Accounting Standards SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this new accounting pronouncement does not have a material impact on its consolidated financial position, results of operations or cash flows.

3.  ACQUISITION OF XINHUA PUBLICATIONS CIRCULATION AND DISTRIBUTION CO., LTD. ("XINHUA C&D")

In September 2004, Pac-Poly and Boheng jointly entered into an Investment Agreement (“Investment Agreement”) with Xinhua Bookstore (Main Store) (“Xinhua Bookstore”) to acquire a 57.67% interest in publication distribution business in China. Pursuant to the Investment Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company, called Xinhua C&D. Pac-Poly and Boheng agreed to contribute $20.9 million (RMB173 million) in cash in exchange for 57.67% interest in Xinhua C&D. 20% of $20.9 million is payable within two months of closing the transaction and the remaining is payable within six months of closing. The eight other founding member corporations (“Other Investors Group”) agreed to contribute $0.8 million (RMB7 million) in cash in exchange for 2.33% interest in Xinhua C&D. 20% of $0.8 million is payable within two months of closing the transaction and the remaining is payable within six months of closing. As of June 30, 2005, a total of $4.34 million was paid by Pac-Poly, Boheng and the other investors group in accordance with the payment schedule. The due date for the remaining cash contribution of 80% amounting to $17.36 million originally expired on August 1, 2005 has been extended to July 31, 2006. Pursuant to a letter of confirmation dated October 7, 2005, Xinhua Bookstore has agreed to reduce the long-term loan it extended to Xinhua C&D should any receivables acquired by Xinhua C&D become uncollectible.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  ACQUISITION OF XINHUA PUBLICATIONS CIRCULATION AND DISTRIBUTION CO., LTD. ("XINHUA C&D") (cont’d.)

The acquisition was completed on February 1, 2005 and has been accounted for by the purchase method. The purchase price was determined by the fair value of the consideration given up, being 42.33% of $20.9 million or $8,845,000, was allocated to the assets acquired and liabilities assumed based on the fair values on the date of acquisition in the following table.

                                                                                                                                                                   2005
                                                                                                                                                                       $

Cash                                                                                                                                                        301,000
Accounts receivables and prepayments                                                                                                20,134,000
Inventories                                                                                                                                          10,298,000
Property, plant and equipment                                                                                                             14,973,000
National distribution right                                                                                                                       6,167,000
Goodwill                                                                                                                                               6,167,000
Accounts payable and accrued liabilities                                                                                             (38,887,000)
Bank loans                                                                                                                                        (10,308,000)

Total                                                                                                                                                    8,845,000

The operating results of Xinhua C&D from February 1, 2005 to June 30, 2005 are included in the consolidated statements of operations. The following pro-forma financial information is presented as if the Xinhua C&D acquisition had been made on July 1, 2004, at the beginning of fiscal 2005. Prior to the acquisition, Xinhua C&D was a division of Chinese government owned entity, Xinhua Bookstore. The unaudited pro-forma information was derived from Xinhua Bookstore and they are not necessarily indicative of the results that may be expected for future years. Many components of the division’s results may not be recurring due to the nature of previous operations as a communist government division.

                                                                                                                                                                  $

Net sales                                                                                                                                            48,993,000
Net loss                                                                                                                                                   554,000
Loss per share - basic and diluted                                                                                                                  0.01

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CASH

At June 30, 2005, cash comprises $73,630 denominated in U.S. dollars and $1,625,155 denominated in Chinese Reminbi (RMB13,448,972). Included in the cash balance, $362,516 (RMB3,000,000) is held in a margin deposit account where withdrawal is restricted until the full repayment of an advance of $1,208,386 (RMB10,000,000) extended to Xinhua Bookstore by a bank. The proceed of the advance was used to make a payment to a supplier for book purchases for and on behalf of Xinhua C&D [note 9(i)].

5. ACCOUNTS RECEIVABLE

                                                                                                                                                                       $

Trade accounts receivable                                                                                                                  43,135,137
Trade accounts receivable - related parties [note 9(e)]                                                                        5,926,629
Allowance for doubtful accounts                                                                                                         (9,997,319)

                                                                                                                                                         39,064,447

Other receivable                                                                                                                                    101,795

Total                                                                                                                                                 39,166,242

6. INVENTORIES

                                                                                                                                                                       $

Books and publications                                                                                                                      18,730,348
Allowance for slow-moving and obsolescence                                                                                     (2,585,725)

                                                                                                                                                          16,144,623
Goods-in-transit                                                                                                                                   1,264,689
Packaging materials                                                                                                                                   36,098

Total                                                                                                                                                  17,445,410

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   PROPERTY, PLANT AND EQUIPMENT

                                                                                                                     Accumulated                   Net book
                                                                                  Cost                           amortization                       value
                                                                                     $                                        $                                    $

Land use right                                                     5,456,089                                    —                           5,456,089
Buildings                                                           20,091,753                                    —                         20,091,753
Equipment and machinery                                       420,583                              99,374                             321,209
Motor vehicles                                                      148,440                               16,687                             131,753

Total                                                                26,116,865                         116,061                            26,000,804

The buildings comprise a warehouse and office complex. The construction of the buildings and the final inspection by the local government were completed in June, 2005. At the balance sheet date, the title of the land use right as well as the buildings remain vested with Xinhua Bookstore, the non-controlling interest shareholder owning 40% interest in Xinhua C&D. The Company is in the process of applying for the title documents of the land use right and buildings. Amortization of the land use right and buildings commenced subsequent to the year end date following the move of Xinhua C&D’s operations into the new premises [note 18(e)].

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                                                                                                                             $

Trade accounts payable                                                                                                                73,341,068
Other payables                                                                                                                               1,095,168
Income and business taxes payable                                                                                                    730,734
Accrued expenses                                                                                                                             956,737
Salaries and benefits payable                                                                                                              107,685

Total                                                                                                                                             76,231,392

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   RELATED PARTY TRANSACTIONS

Related party transactions entered into the normal course of business recorded at the exchange amount which are not disclosed elsewhere in the consolidated financial statements are as follows:

[a]   During the year ended June 30, 2005, the Company received three interest free loans totaling $2,833,319 from two shareholders of the Company. The amount comprises two loans totaling $2,524,319 (RMB20,890,000) and a $309,000 US dollar loan. The loans are unsecured and repayable on July 31, 2006 with respect to RMB20,890,000 million and on demand with respect to $309,000. A total interest expense of $70,833 is imputed at 6% per annum, being the current borrowing rate available to the Company and credited to additional paid-in capital.

[b]   During the year ended June 30, 2005, the Company received various loans from Xinhua Bookstore, the non-controlling interest shareholder owning 40% interest in Xinhua C&D, as set out below. The loans are unsecured and repayable on July 31, 2006. Interest is payable quarterly based on the cost of funding of the loans to Xinhua Bookstore. Total interest paid for the year was $446,061 (RMB3,691,382).

                                                                                                                                                        $

Shareholder loans: consist of six loans totaling
    RMB140,600,000, bearing interest at 5.58% or
    5.74% per annum, interest is payable quarterly.                                                                      16,989,910

Xinhua Bookstore has an option to require the Company to provide the buildings owned by Xinhua C&D as security to the loans. As of June 30, 2005, Xinhua Bookstore has not executed this option.

Pursuant to a letter of confirmation dated October 7, 2005, Xinhua Bookstore has agreed to reduce the long-term loan extended to Xinhua C&D should any receivables acquired by Xinhua C&D which become uncollectible [note 3]

[c]   During the year ended June 30, 2005, Xinhua C&D rented facilities, including office and warehouse, from Xinhua Bookstore, a non-controlling interest shareholder of Xinhua C&D. The total rental expense was $169,745 (RMB1,404,727) since Xinhua C&D started operations on February 1, 2005. Xinhua Bookstore charged utilities (water and electricity) for the rented facilities with a total amount of $58,862 (RMB487,117). Balance owed to Xinhua Bookstore by Xinhua C&D at June 30, 2005 amounted to $302,579 (RMB2,503,994).

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   RELATED PARTY TRANSACTIONS (cont'd.)

[d]   During the year ended June 30, 2005, Xinhua C&D made purchases in the normal course of business totaling $217,351 from vendors in which Xinhua Bookstore is a major shareholder as follows:

                                                                                                                                                                $

Shanghai Donghua Books Distribution and Agency Co., Ltd. (RMB2,700)                                             326
Nanhai Xinhua (Beijing) Culture Development Co., Ltd. (RMB465,702)                                            56,275
Jinhua Books Distribution Co., Ltd. (RMB1,330,285)                                                                      160,750

As of June 30, 2005, Shanghai Donghua Books Distribution and Agency Co., Ltd. owes Xinhua C&D $524 (RMB4,335). The balances owed to Nanhai Xinhua (Beijing) Culture Development Co., Ltd. and Jinhua Books Distribution Co., Ltd. are $46,477 (RMB384,420) and $188,883 (RMB1,563,101), respectively.

[e]   During the year ended June 30, 2005, Xinhua C&D made sales in the normal course of business totaling $1,606,713 (RMB13,296,346) to companies in which Xinhua Bookstore is a major shareholder as follows:

                                                                                                                                                               $

Xinhua Audio Video Lease and Distribution Co., Ltd. (RMB765,441)                                                92,495
Beijing Xinhua Qiusuo Books Chain Store Co., Ltd. (RMB5,320,781)                                             642,956
Jinhua Books Distribution Co., Ltd. (RMB510)                                                                                         62
Chengdu Distribution Branch (RMB1,338,892)                                                                                161,790
Liaoning Distribution Branch (RMB5,870,722)                                                                                 709,410

As of June 30, 2005, Xinhua C&D is owed a total of $5,926,629 (RMB49,045,822), representing approximately 12% of trade amounts receivable outstanding, from companies in which Xinhua Bookstore is a major shareholder as follows:

                                                                                                                                                               $

Xinhua Audio Video Lease and Distribution Co., Ltd. (RMB1,530,536)                                           184,948
Beijing Xinhua Qiusuo Books Chain Store Co., Ltd. (RMB15,458,023)                                        1,867,926
Jinhua Books Distribution Co., Ltd. (RMB7,956,730)                                                                      961,480
Chengdu Distribution Branch (RMB5,863,017)                                                                                708,479
Liaoning Distribution Branch (RMB18,237,516)                                                                            2,203,796

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   RELATED PARTY TRANSACTIONS (cont'd.)

[f]    For the year ended June 30, 2005, Xinhua C&D made purchases in the normal course of business amounting to $730,329 (RMB6,043,838) and as at June 30, 2005, owes a total of $5,328,665 (RMB44,097,367) to seven minority shareholders in Xinhua C&D who collectively held a 2% interest in the company, as follows:

                                                                                                                                                          $

People’s Publishing House (RMB4,324,420)                                                                                  522,557
Sanlian Bookstore (RMB1,224,129)                                                                                              147,922
China Map Publishing House (RMB10,794,073)                                                                         1,304,341
Commercial Press (RMB21,112,573)                                                                                         2,551,214
People’s Literature Publishing House (RMB4,275,443)                                                                  516,639
The Great Encyclopedia of China Publishing House (RMB1,232,304)                                             148,910
Jieli Publishing House (RMB1,134,425)                                                                                          137,082

Total amount due to the publishers/minority shareholder of Xinhua C&D represents 7.2% of total trade accounts payable amount.

[g]   During the year ended June 30, 2005, Xinhua C&D has generated sales of $10,818,090 (RMB89,525,105) from book sales to various retail bookstores that are owned by the respective government entities where they are located. At June 30, 2005, the total amount owed by these retail bookstores represents approximately 56% of trade accounts receivable outstanding.

[h]   During the year ended June 30, 2005, the Company incurred $102,428 consulting fees to directors of the Company and a director of Xinhua C&D. This amount was included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

[i]    As of June 30, 2005, Xinhua Bookstore has made an unsecured advance payment of $1,208,386 (RMB10,000,000) made on behalf of Xinhua C&D to one of the publishers for books purchased. This amount due to Xinhua Bookstore bears interest at 4.32% per annum and has no fixed term of repayment. The amount was included as part of the due to related parties. Xinhua Bookstore financed this advance payment from its own banking facilities. The bank held $362,516 (RMB3,000,000) of cash in a margin deposit account maintained and owned by Xinhua C&D for the advance. The cash will only be released upon full repayment of the advance outstanding [note 4].

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   INCOME TAXES

Xinhua C&D and Boheng are subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate of 33% in accordance with the relevant income tax laws. Pac-Poly is a BVI company and is not subject to income taxes. The parent company is subject to US taxes at 35%.

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets (liabilities) are presented below:

                                                                                         US                          China                       Total
                                                                                           $                                $                            $

Stock-based compensation                                         1,237,000                          —                  1,237,000
Operating loss carry forwards                                        395,000                   326,000                   721,000

Total deferred tax assets                                             1,632,000                   326,000                1,958,000
Less: valuation allowance                                         (1,632,000)                  (326,000)             (1,958,000)

Net deferred tax assets                                                       —                             —                            —

The Company has non-capital losses carried forward in the U.S. of $1,128,608 which expire in 2025 and non-capital losses in China of $519,244 in its 57.67% owned Chinese subsidiaries which expire in 2010. The non-capital losses in the filed tax returns of subsidiaries in China has been reduced by tax liabilities assumed from the acquisition of the business.

The Company has recognized a valuation allowance for the future tax assets for which it is more likely than not that realization will not occur. The valuation allowance is reviewed periodically. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   INCOME TAXES (cont'd.)

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes stated in the consolidated statements of operations is as follows:

                                                                                                                                                                         $

Net loss before tax but after non-controlling interests                                                                               (5,651,870)
Statutory income tax rate                                                                                                                                    35%

                                                                                                                                                              (1,978,155)
Less:
    Effect of income subject to tax in a foreign jurisdiction                                                                               19,775
    Valuation allowances on stock-based compensation and
          loss carried forward                                                                                                                      1,958,380

                                                                                                                                                                            —

The Company, through its subsidiaries, conducts a significant amount of its business in China. China currently has a number of laws related to various taxes imposed by both federal and regional governmental authorities. Applicable taxes include value added tax, corporate income tax (profits tax), payroll (social) taxes, together with others. In contrast to more developed market economies, the implementation of regulations and laws related to these taxes are often unclear or non-existent. Often, differing opinions regarding legal interpretation exist both among and within government ministries and organizations; thus, creating uncertainties and areas of conflict.

Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, who are enabled by law to impose extremely severe fines, penalties and interest charges. These facts create tax risks in China substantially more significant than typically found in countries with more developed tax systems.

The risk remains that the relevant authorities could take differing positions with regard to interpretive issues and the effect could be significant. The fact that a year has been reviewed does not close that year, or any tax declaration applicable to that year, from further review.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   STOCK OPTION PLAN

The board of directors approved a Stock Option Plan (the “Plan”) effective on September 4, 2004 pursuant to which directors, officers, employees and consultants of the Company are eligible to receive grants of options for the Company’s common stock. The plan has a life of ten (10) years and expires on September 4, 2014. A maximum of 20,000,000 common shares have been reserved under the plan. Each stock option entitles its holder to purchase one common share of the Company. Options may be granted for a term not exceeding ten years from the date of grant. The plan is administered by the board of directors.

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

On October 1, 2004 and October 23, 2004, a total of 180,000 stock options under the Plan were granted to its consultants with the exercise prices of $2.62 and $3.05 per share respectively, being the market price at the time of the grant. These options vest from October 2004 to October 2005 and have a life of approximately one (1) year from the grant date. Among the 180,000 options, 45,000 were forfeited due to cancellation of consulting agreement with one of the consultants.

On February 14, 2005, a total of 20,000 stock options under the Plan were granted to a consultant with the exercise price of $4.70 per share, being the market price at the time of the grant. These options vest from February 2005 to July 2006 and have a life of approximately one and a half (1.5) years from the grant date.

The Company charged $3,534,507 stock-based compensation in relating to selling, general and administrative expenses to operations for the year ended June 30, 2005 by applying the fair value method in accordance with SFAS No. 123. The fair value of the stock options granted for the year ended June 30, 2005 was estimated at $1.54 per share, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: risk-free interest rate of 3.26%, dividend yield of 0%, volatility of 80% and expected lives of 4.61 years.

During the year, five individuals, two of whom are directors of the Company, exercised in aggregate 100,700 stock options at prices between $2.40 and $2.62 per share for total cash proceeds of $243,374.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTION PLAN (cont’d.)

The following is a summary of the stock option information for the year ended June 30, 2005.

                                                                                                                                                     Weighted average
                                                                                                                     Options                      exercise price
                                                                                                                           #                                      $

Granted in September 2004                                                                          4,100,000                           $2.40
Granted in October 2004                                                                                 180,000                           $2.91
Forfeited                                                                                                          (95,000)                          $2.62
Granted in February 2005                                                                                 20,000                           $4.70
Exercised in March 2005                                                                                   (7,700)                          $2.62
Exercised in May 2005                                                                                    (93,000)                          $2.40

Options outstanding at June 30, 2005                                                           4,104,300                           $2.43

Options outstanding	Options exercisable
                                                                       Weighted average      Weighted                                           Weighted
     Range of                        Number                     remaining      average exercise          Number        average exercise
exercise prices                 outstanding              contractual life            price                 exercisable               price
           $                                    #                                  #                          $                            #                          $

  2.01 - 3.00                       3,964,300                        3.90                    2.40                 1,988,050                   2.40
  3.01 - 4.00                          120,000                        0.25                    3.05                      80,000                   3.05
  4.01 - 5.00                            20,000                        1.08                    4.70                        5,000                   4.70

                                          4,104,300                        3.77                    2.43                 2,073,050                    2.43

As of June 30, 2005, there was approximately $3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 10 months.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   SEGMENTED INFORMATION

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

                                                                                                                                                                     $

Assets
North America                                                                                                                                           80,561
China                                                                                                                                                                                                102,663,034

Total                                                                                                                                                 102,743,595

13. NON-CASH TRANSACTION

During the year ending June 30, 2005, the Company issued 35,000,000 common shares in exchange for a 100% interest in Pac-Poly and 95% interest in Boheng. In connection with the share exchange, 35,000,000 shares of the Company were cancelled [also see note 1].

14.  COMMON STOCK AND WARRANTS

[a] Authorized

During the year, the authorized capital stock of the Company increased from $1,000 consisting of 100,000,000 shares of common stock of par value $0.00001 each to $5,000 consisting of 500,000,000 shares of common stock of par value $0.00001 each.

[b] Issued

                                                                                                                          Number of
                                                                                                                        common stock                       $

Recapitalization to effect the acquisition of Camden [note 1]                               61,056,375                   (16,371)
Cancellation of common stock in connection with
reverse acquisition [note 1]                                                                               (35,000,000)                        —
Recapitalization as a result of reverse acquisition [note 1]                                    35,000,000                         —
Issuance pursuant to private placement                                                                     622,690                 2,023,800

Issuance pursuant to option exercise                                                                         100,700                   243,374
                                                                                                                          61,779,765                 2,250,803

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  COMMON STOCK AND WARRANTS (cont’d.)

During the year ended June 30, 2005, the Company completed a private placement with certain individuals for 622,690 units at $3.25 per unit for total cash proceeds of $2,023,800. Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant. The warrants will expire on the earlier of:

[a] two years from the date of issuance; and

[b] fifteen business days from date that the Company provides notice in writing to the subscriber that the Company’s common shares have been trading or traded at a price of $7 or more for a period of ten days.

The warrant shares shall have an exercise price of $4.50 per warrant share for the first twelve months, and if still available after twelve months, the warrant shares shall have an exercise price of $4.60 per warrant share starting on the first day of the second twelve month period and increasing by $0.10 on the first day of each subsequent month thereafter until expiration of the warrants. Warrants outstanding at June 30, 2005 will lead to the issuance of a total of 311,345 additional shares of common stock if fully exercised.

15. FINANCIAL INSTRUMENTS

The fair values of financial instruments are estimated at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash balances, accounts receivable, accounts payable and accrued liabilities, and due to related parties approximate their fair value. The fair value of long-term debts is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   FINANCIAL INSTRUMENTS (cont’d.)

The Chinese Renminbi is not a freely convertible currency. Future exchange rates of Renminbi could vary significantly from the current or historical exchange rates as a result of controls that could be imposed by the Chinese government. The exchange rates of Renminbi are affected by changes in the Chinese government policies. The exchange rates of Renminbi are also affected by economic developments and political changes domestically and internationally, and supply and demand for Renminbi. The official exchange rate for the conversion of Renminbi to US Dollars has generally been stable throughout the financial year although subsequent to the year end date in July, the Chinese government permitted the Renminbi to appreciate against the US Dollar by approximately 2%. As Renminbi is the functional currency of Xinha C&D and Boheng, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company. However, since all sales revenue and expenses of these two subsidiary companies are denominated in Renminbi, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results of the subsidiary companies attributable to the Company.

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

16.   COMMITMENTS

[a]   Capital commitments in relation to the installation of plant and equipment amount to $170,000 at June 30, 2005.

[b]   Pursuant to the Investment Agreement, Pac-Poly and Boheng jointly committed to contribute a total of $20.9 million into Xinhua C&D. At June 30, 2005, total amount contributed is approximately $4.2 million with the balance of approximately $16.7 million to be contributed on or before July 31, 2006 [note 3].

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   DISTRIBUTION OF PROFIT

Pursuant to Chinese company law applicable to foreign investment companies, the Company's subsidiaries, Xinhua C&D and Boheng, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve. The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders' equity. The dedicated reserves are not distributable other than upon liquidation. As both Xinhua C&D and Boheng have recorded losses for the year ended June 30, 2005, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, the Company's subsidiaries are required to transfer, at the discretion of its board of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund. As both Xinhua C&D and Boheng have recorded losses for the year ended June 30, 2005, no transfer to the staff welfare and bonus fund was made.

18.   SUBSEQUENT EVENTS

[a]   Subsequent to the year end on August 1, 2005, the Company, through its wholly-owned subsidiary Pac-Poly, has executed an agreement of co-operation with Beijing Riyue Hongcheng Commerce Trading Center (“Beijing Riyue”) on the development of a book distribution center in Beijing, China. The agreement provides that the Company will be responsible for the construction, marketing and financing of the project, which sits on a site of approximately 100 acres. The total construction cost of the project is estimated to be around $48.3 million (RMB400 million). The terms of the agreement provide for annual lease payments to Beijing Riyui of $1.50 million for each of the first five years, $1.67 million in years 6 through 10, and $1.85 million in years 11 through 50. As of June 30, 2005, a deposit of $128,663 (RMB1,061,750) has been paid and is presented as part of prepayments. Further specific provisions on the terms of the co-operation including funding schedule etc. are still being negotiated.

[b]   Subsequent to the year end, on August 1, 2005, the Board of directors of Xinhua C&D has approved a directors’ resolution to extend the due date of the second phase of capital contribution allowing all the shareholders of Xinhua C&D to contribute their respective remaining capital on or before July 31, 2006.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.   SUBSEQUENT EVENTS (cont’d.)

[c]   On September 28, 2005, the Board approved agreements to issue a $4,000,000 first charge convertible debenture to be funded in three tranches. The debenture is for 5 years and will bear 2% interest cumulatively until maturity. In addition, the Company has agreed to issue warrants to the lender to acquire 1,035,000 shares of the Company. The debentures will be convertible at the lower of $3.50 per share or 100% of the average of the three lowest closing bid prices of the Common Stock during the last forty days prior to conversion. The convertible debenture is secured by a pledge of the Company’s assets including plant and equipment, accounts receivable and inventory.

[d]   Subsequent to the year end on October 7, 2005, the Company received an interest free loan amounting to $5.13 million from its principal shareholder with no fixed terms of repayment.

[e]   Subsequent to the year end in August, 2005, Xinhua C&D has relocated most of its operations to the company’s newly completed facilities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended June 30, 2004 and any subsequent interim period, there were no disagreements with Manning Elliott, Chartered Accountants, which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Manning Elliott would have caused Manning Elliott to make reference to the subject matter of the disagreements in connection with its reports.  Manning Elliott as our principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.  The audit opinions were modified to contain a going concern qualification during our two most recent fiscal years.

On September 4, 2004, our board of directors approved and authorized the engagement of Ellis Foster Ltd., Chartered Accountants, of 1650 West 1st Ave., Vancouver, B.C., Canada, V6J 1G1, as our principal independent accountant.  In addition, effective October 12, 2004 by action of a majority of our shareholders, the shareholders approved and ratified the selection of Ellis Foster Ltd. as our independent public accountants for the fiscal year ending June 30, 2005.

Our principal independent accountant from September 4, 2004 to May 3, 2005, was Ellis Foster Ltd., Chartered Accountants.  On May 3, 2005, Ellis Foster, Chartered Accountants, entered into a transaction with Ernst & Young LLP (Canada) under which certain assets of Ellis Foster were sold to Ernst & Young and the professional staff and partners of Ellis Foster joined Ernst & Young either as employees or partners of Ernst & Young and carried on their practice as members of Ernst & Young.  Ellis Foster will complete any audit engagement that is currently in process, and following a transition and engagement process, Ernst & Young will be in position to be recognized as the Company’s auditor on a going-forward basis.  Our auditors did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.  The audit opinions contain a going concern qualification during our two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.  There have been no changes in these internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

The Company inadvertently did not report on a Form 8-K the information about the change in the principal independent accountant for the Company from Ellis Foster, Chartered

Accountants to Ernst & Young LLP (Canada), which is discussed in Item 8 “Change in and Disagreement with Accountants on Accounting and Financial Disclosure”, hereinabove.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Current Officers and Directors

          As of the date of this Annual Report, our directors and executive officers are as follows:

Name	Age	Position with the Company
Xianping Wang	45	President, CEO and a Director
Henry Jung	54	CFO and a Director
Edward Wong	39	Director
Peter Shandro	61	Director

Mr. Hugh Grenfal and Mr. Sergei Stetsenko resigned as our officers and directors on September 3, 2004.

Mr. Reg Handford resigned as Secretary, Treasurer and a director on June 7, 2005.

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

Mr. Xianping Wang, failed to timely file his initial Form 3 relating to his acquisition of 45,000,000 shares of our common stock in aggregate from Mr. Hugh Grenfal and Mr. Sergei Stetsenko on August 5, 2004, due to problems with attempting to apply for and receive EDGAR codes.  Mr. Wang filed his Form 3 on August 12, 2004.  In addition, Mr. Xianping Wang failed to timely file his Form 4 with respect to his surrender for cancellation and return to the Company’s treasury of 35,000,000 shares of common stock in relation to the acquisition of Pac-Poly and Boheng.

Mr. Henry Jung failed to timely file his initial Form 3 relating to his appointment as one of our Directors on September 3, 2004 due to an error in his EDGAR codes.  Mr. Jung filed his Form 3 on September 13, 2004.

Mr. Peter Shandro failed to timely file his initial Form 3 relating to his appointment as one of our Directors on September 3, 2004 due to the unknown expiry of his EDGAR codes.  Mr. Shandro filed his Form 3 on September 14, 2004.

Mr. Reg Handford has failed to timely file his Form 5 within 45 days of the fiscal year ended June 30, 2005.

Ms. Lily Wang and Messrs. Derrick Luu, Hongxing Li and Jianmin Zhou have failed to timely file their Form 3’s by February 10, 2005 with respect to acquiring more than 10% beneficial ownership in the Company resulting from the Company’s acquisition of Pac-Poly and Boheng.  Ms. Lily Wang and Mr. Derrick Luu filed their Form 3’s on July 11, 2005.

Audit Committee and Charter

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

The Board of Directors considered whether the independent principal accountant is independent, and concluded that the auditor for the previous fiscal year ended June 30, 2005 was independent.

Audit Committee Financial Expert

At this time, Mr. Henry Jung is our audit committee financial expert.  Mr. Jung is a chartered accountant and we believe that he is sufficiently qualified to act as our financial expert.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is available upon request by contacting Henry Jung at (604) 681-3864.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is available upon request by contacting Henry Jung at (604) 681-3864.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by our Company to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr. (1) President, CEO, Treasurer, CFO & Director	2004 2003	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Sergei Stetsenko (2) Secretary & Director	2004 2003	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Xianping Wang (3) President, CEO and Director	2005	50,000 (4)	0	0	0	475,000	0	0
Henry Jung (5) Chief Financial Officer & Director	2005	23,200 (6)	0	0	0	300,000(7)	0	0
Reg Handford (8) Secretary, Treasurer & Director	2005	8,250 (9)	0	0	0	50,000	0	0

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
(3)           Mr. Xianping Wang was appointed as a director of the Company on August 5, 2004 and as the President and CEO of the Company on September 4, 2004.
(4)           Mr. Xianping Wang was to receive $10,000 per month starting Feb. 2005, however, this amount has been accrued by Mr. Wang.  Therefore, for the fiscal year ended June 30, 2005, the Company has an outstanding obligation of $50,000 owing to Mr. Wang.
(5)           Mr. Henry Jung was appointed as a director of the Company on September 3, 2004 and as the CFO of the Company on September 4, 2004.
(6)           Mr. Henry Jung has received $2,900 per month starting Nov. 2004 and has received a total of $23,200 as compensation as of the fiscal year ended June 30, 2005.
(7)           These options were granted to the Henry Jung Family Trust, of which Henry Jung has control over such options.
(8)           Mr. Reg Handford as appointed a director of the Company on September 3, 2004 and as the Secretary and Treasurer of the Company on September 4, 2004.  However, on June 7, 2005, Mr. Handford resigned from all officer positions and as a director of the Company.
(9)           Mr. Reg Handford received approximately $825 per month starting September 2004 and has received a total of approximately $8,250 as compensation as of the fiscal year ended June 30, 2005.

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

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of September 30, 2005, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Xianping Wang B-26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, China	10,285,000 (1)(2)	President, Chief Executive Officer, and a Director	16.57%
Henry Jung 1880 – 505 Burrard St. Vancouver, BC V7X 1M6	200,000(1)(3)	Chief Financial Officer and a Director	0.32%
Peter Shandro 808 – 609 Granville St. Vancouver, BC V7X 1M6	145,000 (1)(4)	Director	0.23%
Edward Wong c/o 905 – 1045 Howe St. Vancouver, BC V6Z 2A9	140,000 (1)(5)	Director	0.23%
Jianmin Zhou South Construction St., No. 7 Qiaodong District, Shijiazhuang, China	11,260,865 (1)	10% beneficial owner	18.23%
Hongxing Li Room 702, Block 19 Capital Normal University Haidian District, Beijing China	7,352,135 (1)	10% beneficial owner	11.90%

Derrick Luu 12 B Merlin Champagne Town No. 6 Liyuan St., Tianzhu Shunyi District, Beijing China 101312	8,057,438 (1)(6)	10% beneficial owner	12.99%
Lily Wang 300 Murchison Drive, #202 Millbrae, CA 94030	8,619,562 (1)	10% beneficial owner	13.95%
All officers and Directors as a Group (4 Persons)	10,770,000 (7)		17.24%

(1)           These are restricted shares of common stock.
(2)           This figure includes 10,000,000 shares that are held directly by Xianping Wang and 285,000 shares underlying stock options which have vested and are exercisable within 60 days of the date of this Annual Report.
(3)           This figure includes 33,000 shares that are held directly by Henry Jung and 167,000 shares underlying stock options granted to Henry Jung Family Trust, which have vested and are exercisable within 60 days of the date of this Annual Report.
(4)           This figure includes 25,000 shares that are held directly by Mr. Peter Shandro's wife, and therefore, indirectly by Mr. Shandro, of which Mr. Shandro has shared voting and investment control over these shares, and 120,000 shares underlying stock options which have vested and are exercisable within 60 days of the date of this Annual Report.
(5)           This figure includes 20,000 shares that are held directly by Mr. Edward Wong's wife, and therefore, indirectly by Mr. Wong, of which Mr. Wong has shared voting and investment control over these shares, and 120,000 shares underlying stock options which have vested and are exercisable within 60 days of the date of this Annual Report.
(6)           This figure includes 7,787,438 shares that are held directly by Derrick Luu and 270,000 shares underlying stock options which have vested and are exercisable within 60 days of the date of this Annual Report.
(7)           This figure includes 10,078,000 shares that are held either directly or indirectly by the officers and directors as well as 692,000 shares underlying stock options held by the officers and directors which have vested and are exercisable within 60 days of the date of this Annual Report.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 4, 2004, our Board of Directors unanimously approved and adopted a stock option and incentive plan (the “Stock Option Plan”).  The purpose of the Stock Option Plan is to advance our interests and our shareholders by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee, consultant or advisor of the Company.

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

As of the fiscal year ended June 30, 2005, a total of 4,104,300 stock options remain outstanding, which were granted to directors, officers, employees and consultants of the Company as set forth in the table below.

Name	# of Options & Price	Term of Options	Vesting type	Date of Grant
Heping Wang	70,000 @$2.40	5 years	1	Sept. 23, 2004
Jie Yang	70,000 @$2.40	5 years	1	Sept. 23, 2004
Ping Liu	70,000 @$2.40	5 years	1	Sept. 23, 2004
Aiping Li	50,000 @$2.40	5 years	1	Sept. 23, 2004
Bin Chen	50,000 @$2.40	5 years	1	Sept. 23, 2004
Yingli Wu	70,000 @$2.40	5 years	1	Sept. 23, 2004
Jinguo Zhen	100,000 @$2.40	5 years	1	Sept. 23, 2004
Huali Mao	20,000 @$2.40	5 years	1	Sept. 23, 2004
Bin Li Li	5,000 @$2.40	5 years	1	Sept. 23, 2004
Tao Jiang	5,000 @$2.40	5 years	1	Sept. 23, 2004
Yueshan Liu	5,000 @$2.40	5 years	1	Sept. 23, 2004
Rong Li	5,000 @$2.40	5 years	1	Sept. 23, 2004
Xin He	5,000 @$2.40	5 years	1	Sept. 23, 2004
XianPing Wang	475,000 @$2.40	5 years	2	Sept. 23, 2004
Image Direct Group Limited	500,000 @$2.40	5 years	2	Sept. 23, 2004
Diagnotech Company Limited	500,000 @$2.40	5 years	2	Sept. 23, 2004
Liss Family	150,000 @$2.40	5 years	2	Sept. 23, 2004
HJ Family Trust	287,000 @$2.40	5 years	2	Sept. 23, 2004
Kenneth Y Lee	300,000 @$2.40	5 years	2	Sept. 23, 2004

Edward Wong	200,000 @$2.40	5 years	2	Sept. 23, 2004
Peter Shandro	175,000 @$2.40	5 years	2	Sept. 23, 2004
Leo K Chen	200,000 @$2.40	5 years	2	Sept. 23, 2004
Derrick Luu	450,000 @$2.40	5 years	2	Sept. 23, 2004
Jesse Chan	80,000 @$2.40	5 years	2	Sept. 23, 2004
Viking Investment Management Co. Limited	25,000 @$2.40	5 years	2	Sept. 23, 2004
Sheng Wang	10,000 @$2.40	5 years	2	Sept. 23, 2004
Zhao Zhao	80,000 @$2.40	5 years	2	Sept. 23, 2004
Bill Wishart	35,000 @$2.40	5 years	3	Sept. 23, 2004
The Vine Group (1)	7,800 @$2.62	1 year and 90 days	4	Oct. 1, 2004
Loucks Investments Inc.	60,000 @$3.05	1 year	5	Oct. 27, 2004
Fairham (Canada) Inc.	60,000 @$3.05	1 year	5	Oct. 27, 2004
Alex Helmel	20,000 @$4.70	1 year	6	Feb. 14, 2005
Total:	4,104,300

(1)  The Vine Group agreed to forfeit 45,000 stock options of the original 60,000 stock options that were granted to it as the Company discontinued its consultant arrangement with The Vine Group.

Vesting Type 1:

The stock options have vesting type 1 shall vest in the following manner:

(a)     the Optionee shall have the initial vested right to purchase an aggregate of up to ten percent (10%) of the Option Shares on October 1, 2004 (the “Initial Vesting Date”); and

(b) the Optionee’s remaining right to purchase an aggregate of up to the remaining ninety percent (90%) of the Option Shares under the Option shall only vest in equal quarterly proportions over a period of 27 months from the Initial Vesting Date (this portion of the Option being herein the “Vesting Option”); with the first such proportion (that being ten percent (10%) of the Option Shares) of the Vesting Option vesting on the day which is three months from the Initial Vesting Date and with the remaining quarterly proportions of the Vesting Option vesting on the same day of each third month for each of the ensuing 24 months therefrom.

Vesting Type 2:

The stock options have vesting type 2 shall vest in the following manner:

(a) the Optionee shall have the initial vested right to purchase an aggregate of up to ten percent (10%) of the Option Shares on September 23, 2004 (the “Initial Vesting Date”); and

(b)     the Optionee’s remaining right to purchase an aggregate of up to the remaining ninety percent (90%) of the Option Shares under the Option shall only vest in equal monthly proportions over a period of 18 months from the Initial Vesting Date (this portion of the Option being herein the “Vesting Option”); with the first such proportion (that being five percent (5%) of the Option Shares) of the Vesting Option vesting on the first day of October, 2004 and with the remaining monthly proportions of the Vesting Option vesting on the first day of each month thereafter for each of the ensuing 17 months therefrom.

Vesting Type 3:

The stock options have vesting type 3 shall all vest (100%) on January 31, 2005.

Vesting Type 4:

The stock options have vesting type 4 shall vest in the following manner:

(a)     the Optionee shall have the initial vested right to purchase an aggregate of up to 5,000 Option Shares on October 1, 2004 (the “Initial Vesting Date”); and

(b)     the Optionee’s remaining right to purchase an aggregate of up to the remaining 55,000 Option Shares under the Option shall only vest in equal monthly proportions over a period of 11 months from the Initial Vesting Date (this portion of the Option being herein the “Vesting Option”); with the first such proportion (that being 1/11th or for 5,000 Option Shares) of the Vesting Option vesting on the day which is one month from the Initial Vesting Date and with the remaining monthly proportions of the Vesting Option vesting on the same day of the month for each of the ensuing 10 months therefrom.

Vesting Type 5:

The stock options have vesting type 5 shall vest in the following manner:

(a)     the Optionee shall have the initial vested right to purchase an aggregate of up to 5,000 Option Shares on November 1, 2004 (the “Initial Vesting Date”); and

(b)        the Optionee’s remaining right to purchase an aggregate of up to the remaining 55,000 Option Shares under the Option shall only vest in equal monthly proportions over a period of 11 months from the Initial Vesting Date (this portion of the Option being herein the “Vesting Option”); with the first such proportion (that being 1/11th or for 5,000 Option Shares) of the Vesting Option vesting on the day which is one month from the Initial Vesting Date and with the remaining monthly proportions of the Vesting Option vesting on the same day of the month for each of the ensuing 10 months therefrom.

Vesting Type 6:

The stock options have vesting type 6 shall vest in the following manner:

(a)     the Optionee shall have the initial vested right to purchase an aggregate of up to 3,000 Option Shares on April 15, 2005 (the “Initial Vesting Date”); and

(b)     the Optionee’s remaining right to purchase an aggregate of up to the remaining 17,000 Option Shares under the Option shall only vest in equal monthly proportions over a period of 17 months from the Initial Vesting Date (this portion of the Option being herein the “Vesting Option”); with the first such proportion (that being 1/17th or for 1,000 Option Shares) of the Vesting Option vesting on the day which is one month from the Initial Vesting Date and with the remaining monthly proportions of the Vesting Option vesting on the same day of the month for each of the ensuing 16 months therefrom.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no transactions between us and our directors, officers, or other related parties during the fiscal year ended June 30, 2005, except: consulting fees of $42,428 to Sunray Development Corp., a holding company owned by Henry Jung; and pursuant to a verbal consulting arrangement with Sinoglobe Worldwide Limited, which is beneficially owned by Derrick Luu, whereby Sinoglobe Worldwide Limited receives $10,000 per month starting January 1, 2005; Sinoglobe Worldwide Limited as a primary business management consultant to the Company.  Sinoglobe Worldwide Limited has received a total of $60,000 as compensation as of the fiscal year ended June 30, 2005.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report:

Exhibit
10.1	Share Purchase Agreement between Xinhua China Ltd., Pac-Poly Investments Limited and the shareholders of Pac-Poly Investments Limited, dated January 21, 2005.
10.2	Share Purchase Agreement between Xinhua China Ltd., Beijing Boheng Ltd. and the shareholders of Beijing Boheng Investments Ltd., dated January 21, 2005.
14.1	Code of Ethics
31.1	Certification under Rule 13a-14(a).
31.2	Certification under Rule 13a-14(a).
32.1	Certification under Section 1350.
32.2	Certification under Section 1350.

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

2005 - $569,000 Ernst & Young LLP (Canada)
2004 - $3,750 Manning Elliott
2003 - $1,800 Manning Elliott
2003 - $4,310 Williams & Webster

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005 – nil - Ernst & Young LLP (Canada)
2004 - nil - Manning Elliott
2003 - nil - Manning Elliott
2003 – nil – Williams & Webster

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 – nil - Ernst & Young LLP (Canada)
2004 - nil - Manning Elliott
2003 - nil - Manning Elliott
2003 – nil – Williams & Webster

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 – nil - Ernst & Young LLP (Canada)
2004 - nil - Manning Elliott
2003 - nil - Manning Elliott
2003 – nil – Williams & Webster

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2005.

XINHUA CHINA LTD. (Registrant)

BY:	___/s/ Xianping Wang______________________ Xianping Wang President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signatures	Title	Date
_/s/ Xianping Wang_______________ Xianping Wang	President, Chief Executive Officer and a Director	11/09/2005
_/s/ Henry Jung___________ ____ Henry Jung	Chief Financial Officer and a Director	11/09/2005
_/s/ Peter Shandro_______________ Peter Shandro	Director	11/09/2005
_/s/ Edward Wong_______________ Edward Wong	Director	11/09/2005

Exhibit Index

Exhibit #
10.1	Share Purchase Agreement between Xinhua China Ltd., Pac-Poly Investments Limited and the shareholders of Pac-Poly Investments Limited, dated January 21, 2005.
10.2	Share Purchase Agreement between Xinhua China Ltd., Beijing Boheng Investment Ltd. and the shareholders of Beijing Boheng Investments Ltd., dated January 21, 2005.
14.1	Code of Ethics
31.1	Certification under Rule 13a-14(a).
31.2	Certification under Rule 13a-14(a).
32.1	Certification under Section 1350.
32.2	Certification under Section 1350.