Form 10QSB
period 2005-09-30
XINHUA CHINA LTD
filed 2005-12-13
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005	Commission File Number 000-33195

XINHUA CHINA LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0437644 (IRS Employer Identification No.)

B 26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, P.R. China (Address of Principal Executive Offices)	100027 (Zip Code)

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

Yes       No   X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 61,779,765 shares as of December 1, 2005.

Transitional Small Business Disclosure Format:

Yes        No   X

Table of Contents

PART I FINANCIAL INFORMATION
Forward Looking Statements......................................................................................... 4

Item 1	Financial Statements....................................................................................................... 4

Item 2.	Management's Discussion and Analysis or Plan of Operation......................................... 22

Item 3.	Controls and Procedures.............................................................................................. 31

Part II OTHER INFORMATION

Item 1.	Legal Proceedings........................................................................................................ 32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds......................................... 32

Item 3.	Defaults Upon Senior Securities.................................................................................... 32

Item 4.	Submission of Matters to a Vote of Security Holders..................................................... 32

Item 5.	Other Information......................................................................................................... 32

Item 6.	Exhibits......................................................................................................................... 32

Signatures..................................................................................................................... 33

FORWARD LOOKING STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended June 30, 2005 included in the annual report previously filed on Form 10-KSB.  In the opinion of management all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

Xinhua China Ltd.
(formerly Camden Mines Limited)
(Expressed in United States dollars)
September 30, 2005
(Unaudited)

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED BALANCE SHEETS
[Basis of presentation and going concern uncertainty – See Note 1]
(Expressed in U.S. dollars)
(Unaudited)

	Sep. 30, 2005	Jun. 30, 2005

Assets
Current Assets
Cash [notes 3 and 12]	$1,250,499	$ 1,336,269
Restricted Cash [notes 3, 8(i) and 12]	185,772	362,516
Account Receivable, including related party receivables of $7,120,128 (June 30, 2005 - $5,926,629) [notes 4 and 8(g)]	52,096,584	39,166,242
VAT receivable	5,394,279	5,964,445
Inventories [note 5]	17,518,571	17,445,410
Prepayments	134,311	126,917

Total Current Assets	76,580,016	64,401,799

Property, plant and equipment [note 6]	26,887,153	26,000,804
National distribution right	6,320,383	6,167,000
Goodwill	6,327,973	6,173,992

Total Assets	$116,115,525	$ 102,743,595

Liabilities and Shareholder Equity
Current Liabilities
Account payable and accrued liabilities [notes 7, 8(d) and 8(f)]	$90,187,522	$ 76,231,392
Due to related parties [notes 8(a), 8(c) and 8(i)]	619,527	1,819,965
Current portion of loans from related parties [note 8(a) and 8(b)]	20,310,279	-

Total Current Liabilities	111,117,328	78,051,357
Loans from related parties	-	19,514,229

Total Liabilities	111,117,328	97,565,586
Non-controlling interest	5,481,809	4,973,683

Commitments [note 13]
Shareholders’ Equity (Deficiency)
Common stock [note 11]	618	618
Additional paid-in capital [note 11]	6,861,256	5,855,525
Accumulated other comprehensive Income	22,280	53
Accumulated deficit [note 14]	(7,367,766)	(5,651,870)

Total Shareholders’ Equity (Deficiency)	(483,612)	204,326
Total Liabilities and Shareholders’ Equity	$116,115,525	$ 102,743,595

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)

	3 months Ended Sep. 30, 2005	12 months ended Jun. 30, 2005

Revenue
Sales revenue [note 8]	$16,068,991	$ 15,496,537
Cost of sales [note 8]	14,402,426	13,584,466

Gross profit	1,666,565	1,912,071
Expenses
Selling, general and administrative [note 8]	2,291,416	4,211,480
Stock-based compensation [note 9]	955,213	3,534,507

Total operating expenses	3,246,629	7,745,987

Operating loss before interest, other income (expense) and income tax	(1,580,064)	(5,833,916)
Interest and other income	65,682	66,430
Interest expense [note 8]	(289,725)	(520,875)
Income tax	-	-

Loss before non-controlling interest	(1,804,107)	(6,288,361)
Non-controlling interests share of loss	88,211	636,491

Net loss for the period	$(1,715,896)	$ (5,651,870)

Loss per share - basic and diluted	$(0.03)	$ (0.10)

Weighted average number of shares outstanding
- Basic and diluted	61,779,765	55,733,786

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Comprehen sive income	Other Comp rehensive income	Accumulated Deficit	Total Shareholders'
	# Shares	Amount	Capital	(loss)	(loss)		Equity (Deficit)
		$	$	$	$	$	$

Recapitalization as a result of reverse acquisition [note 1]	35,000,000	350	(350)
Recapitalization to effect the acquisition of Camden [note 1]	61,056,375	611	(16,982)				(16,371)
Cancellation of common stock as part of reverse acquisition [note 1)	(35,000,000)	(350)	350
Issuance of common stocks due to option exercise	100,700	1	243,373				243,374
Issuance of common stocks and warrants from a private placement	622,690	6	2,023,794				2,023,800
Stock-based compensation			3,534,507				3,534,507
Imputed interest on interest free advances from related parties			70,833				70,833
Components of comprehensive income (loss)
- Foreign currency translation				53	53		53
- Net loss for year ended June 30, 2005				(5,651,870)		(5,651,870)	(5,651,870)

				(5,651,817)

Balance, June 30, 2005	61,779,765	618	5,855,525		53	(5,651,870)	204,326
Stock-based compensation			955,213				955,213
Imputed interest on interest free advances from related parties			50,518				50,518
Components of comprehensive income (loss)
- Foreign currency translation				22,227	22,227		22,227
- Net loss for period ended September 30, 2005				(1,715,896)		(1, 715,896)	(1, 715,896)

Comprehensive loss				(1,693,669)

Balance, September 30, 2005	61,779,765	618	6,861,256		22,280	(7,367,766)	(483,612)

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

	3 months Ended Sep. 30, 2005	12 months ended Jun. 30, 2005

OPERATING ACTIVITIES
Net loss for the period	$(1,715,896)	$ (5,651,870)
Items not involving cash:
Depreciation of property and equipment	71,125	116,061
Stock-based compensation	955,213	3,534,507
Non-controlling interests share of loss	(88,211)	(636,491)
Imputed interest expenses	50,518	70,833
Other assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,155,625)	(4,863,919)
Inventories	358,742	412,080
Prepayments	(4,234)	556,439
Accounts payable and accrued liabilities	11,503,114	3,876,497

Cash used in operating activities	(25,254)	(2,585,863)

INVESTING ACTIVITIES
Cash acquired in connection with acquisition of Xinhua C&D	-	353,249
Acquisition of equipment	(71,125)	(153,153)
Addition to buildings	(63,325)	-

Cash provided by (used in) investing activities	(134,450)	200,096

FINANCING ACTIVITIES
Loans from shareholders	(610,406)	2,833,318
Contribution from non-controlling interests of Xinhua C&D	469,709	169,174
Repayment on advances from related parties	-	(1,185,114)
Restricted cash	184,441	(362,516)
Share issued for cash	-	2,267,174

Cash provided by financing activities	43,744	3,722,036

Increase (decrease) in cash	(115,960)	1,336,269
Gain in translation of foreign currency in cash balances	30,190	-
Cash, beginning of period	1,336,269	-

Cash, end of period	$1,250,499	$ 1,336,269

Supplemental disclosure of cash flow information:
Cash paid for interest	$239,207	$ 450,042
Cash paid for income taxes	$-	-

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN UNCERTAINTY

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended June 30, 2005 included in the annual report previously filed on Form 10-KSB.  In the opinion of management all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included.

The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements are those of the Parent Company, its 100% owned subsidiary Pac-Poly Investments Limited (“Pac-Poly”), its 95% owned subsidiary Beijing Boheng Investment and Management Co., Ltd. (“Boheng”), and its 56.13% owned subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”). Collectively, they are referred to herein as the “Company”. Pac-Poly and Boheng jointly own a 57.67% interest in Xinhua C&D, an entity incorporated under the laws of the People’s Republic of China (“China”) on December 31, 2004.

Nature of business

The Parent Company, through its subsidiaries Pac-Poly and Boheng, primarily operates in China. Both Pac-Poly and Boheng are investment holding companies jointly owning a 57.67% interest in Xinhua C&D. Xinhua C&D is authorized to distribute books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified advertisements in China. For the year ended June 30, 2005 and the three months ended September 30, 2005, the Parent Company and its subsidiaries had focused only on the book distribution business.

Xinhua C&D distributes both general books and colleges and universities textbooks. In the three months ended September 30, 2005, Xinhua C&D experienced an increase in sales due to seasonality.  Chinese colleges and universities start fall and spring terms in September and February each year. The educational institutions will stock up textbooks usually one or two months prior to the start of each term. The seasonality pattern of Xinhua C&D will see sales revenue in the months of July, August, September, November, December and January higher than those of the remaining months in the year.  Approximately seventy-five percent of Xinhua C&D’s first quarter sales revenue came from textbook sales.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN UNCERTAINTY (cont’d)

Going concern uncertainty

The Company has incurred a net loss of $5,651,870 and $1,715,896 for the year ended June 30, 2005 and the three months ended September 30, 2005 respectively. It has a working capital deficiency of $34,537,312 and a shareholders’ deficiency of $483,612 as of September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to the three months ended September 30, 2005, the Board approved the future issuance of convertible debentures that will raise around $4 million if fully subscribed for [note 15(b)]. On October 7, 2005, a principal shareholder provided an interest free advance amounting to $5.13 million to the Company [note 15(a)]. The ability of the Company to continue as a going concern is dependent upon the Company maintaining profitable operations, the completion of the issuance of the convertible debentures and continued financial support from the major shareholders. There are no assurances that the Company will be successful in archiving these goals.

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

[b] Comparative numbers

Consolidated statements of operations and cash flows for the corresponding period are not presented as the Company had only nominal capital and operations prior to the reverse capitalization effective February 1, 2005.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

3. CASH

At September 30, 2005, cash comprises $50,310 denominated in U.S. dollars and $1,385,961 denominated in Chinese Renminbi (RMB14,201,441). Included in the cash balance, $185,772 (RMB1,500,000) is held in a margin deposit account where withdrawal is restricted until the full repayment of an advance of $619,527 (RMB5,000,000) extended to Xinhua Bookstore by a bank. The advance was used to make a payment to a supplier for book purchases for and on behalf of Xinhua C&D [note 8(i)].

4. ACCOUNTS RECEIVABLE
                                                                                                                    Sep. 30, 2005                Jun. 30, 2005

Trade accounts receivable                                                                              $54,979,056                  $43,135,137
Trade accounts receivable – related parties [note 8(e)]                                      7,120,128                      5,926,629
Allowance for doubtful accounts                                                                     (10,246,310)                   (9,997,319)

                                                                                                                       51,852,874                    39,064,447
Other receivable                                                                                                   243,710                         101,795

Total                                                                                                             $52,096,584                  $39,166,242

5. INVENTORIES
                                                                                                                    Sep. 30, 2005                Jun. 30, 2005

Books and publications                                                                                   $19,113,330                    18,730,348
Allowance for slow-moving and obsolescence                                                   (2,610,096)                   (2,585,725)

                                                                                                                       16,503,234                    16,144,623
Goods in transit                                                                                                    990,013                      1,264,689
Packaging materials                                                                                                25,324                           36,098

Total                                                                                                             $17,518,571                  $17,445,410

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

6. PROPERTY, PLANT AND EQUIPMENT
                                                                                                                     Sep. 30, 2005
                                                                                                                     Accumulated                   Net book
                                                                                  Cost                          Amortization                     Value
                                                                                     $                                        $                                    $

Land use right                                                       5,591,978                                  —                          5,591,978
Buildings                                                             20,655,937                                  —                        20,655,937
Equipment and machinery                                        677,683                           161,966                            515,717
Motor vehicles                                                        152,137                             28,616                            123,521

Total                                                                  27,077,735                           190,582                       26,887,153

                                                                                                                     Jun. 30, 2005
                                                                                                                     Accumulated                   Net book
                                                                                  Cost                          Amortization                     Value
                                                                                     $                                        $                                    $

Land use right                                                      5,456,089                                    —                       5, 456,089
Buildings                                                            20,091,753                                    —                     20, 091,753
Equipment and machinery                                        420,583                             99,374                           321,209
Motor vehicles                                                        148,440                             16,687                           131,753

Total                                                                  26,116,865                           116,061                      26,000,804

The buildings comprise a warehouse and office complex. The construction of the buildings and the final inspection by the local government were completed in June, 2005. At September 30, 2005, the title of the land use right as well as the buildings remain vested with Xinhua Bookstore, the non-controlling interest shareholder owning 40% interest in Xinhua C&D. The Company is in the process of applying for the title documents of the land use right and buildings. Amortization of the land use right and buildings will commence subsequent to the period end date following the move of Xinhua C&D’s operations into the new premises [note 15(c)].

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                                                                                 Sep. 30, 2005                Jun. 30, 2005

Trade accounts payable                                                                              $84,870,087                  $73,341,068
Other payables                                                                                               3,911,453                      1,095,168
Income and business taxes payable                                                                    752,739                         730,734
Accrued expenses                                                                                             604,167                         956,737
Salaries and benefits payable                                                                               49,076                         107,685

Total                                                                                                         $ 90,187,522                  $76,231,392

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

[a]   As of September 30, 2005, the Company had interest free loans totaling $3,367,844 [June 30, 2005 - $2,833,319] from two shareholders of the Company. The amount comprises two loans totaling $2,588,428 (RMB20,900,000) [June 30, 2005 - $2,524,319 (RMB20,890,000)] and a $779,416 [June 30, 2005 - $309,000] US dollar loan. The loans are unsecured and repayable on July 31, 2006 with respect to RMB20,900,000 [ June 30, 2005 – RMB20,890,000] and on demand with respect to $779,416 [June 30, 2005 - $309,000]. A total interest expense of $50,718 [June 30, 2005 - $70,833] is imputed at 6% per annum, being the current borrowing rate available to the Company and credited to additional paid-in capital.

[b]   As of September 30, 2005, the Company had the following outstanding loan from Xinhua Bookstore, the non-controlling interest shareholder owning a 40% interest in Xinhua C&D, as set out below. The loans are unsecured and repayable on July 31, 2006. Interest is payable quarterly based on the cost of funding of the loans to Xinhua Bookstore. Total interest paid for the three months was $239,040 (RMB1,944,037) [June 30, 2005 - $446,061 (RMB3,691,3820).

                                                                                                                                                    $

Shareholder loans: consist of six loans totaling RMB136,800,000
   [June 30, 2005 – RMB140,600,000 ($16,989,910)], bearing
   interest at 5.58% or 5.74% per annum, interest is payable quarterly.                                 16,942,435

Xinhua Bookstore has an option to require the Company to provide the buildings owned by Xinhua C&D as security to the loans. As of September 30, 2005, Xinhua Bookstore has not executed this option.          Pursuant to a letter of confirmation dated October 7, 2005, Xinhua Bookstore has agreed to reduce the loan extended to Xinhua C&D should any receivables acquired by Xinhua C&D become uncollectible.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

8. RELATED PARTY TRANSACTIONS (cont'd.)

[c]   During the three months ended September 30, 2005, Xinhua C&D rented facilities, including office and warehouse, from Xinhua Bookstore.  The total rental expense was $112,374 (RMB913,903) [June 30, 2005 - $169,745 (RMB1,404,727)]. Xinhua Bookstore charged utilities (water and electricity) for the rented facilities with a total amount of $62,545 (RMB508,662) [June 30, 2005 - $58,862 (RMB487,117)]

[d]   During the three months ended September 30, 2005, Xinhua C&D made purchases in the normal course of business totaling $24,450 [June 30, 2005 - $217,351] from vendors in which Xinhua Bookstore is a major shareholder as follows:

	Three months ended		Year ended
	Sep. 30, 2005		Jun. 30, 2005
	RMB	$	RMB	$

Shanghai Donghua Books Distribution and Agency Co., Ltd.	80,266	9,868	2,700	326
Jinhua Books Distribution Co., Ltd.	118,591	14,582	1,330,285	160,750
Nanhai Xinhua (Beijing) Culture Development Co., Ltd.	-	-	465,702	56,275

	198,857	24,450	1,798,687	217,351

As of September 30, 2005, the balances owed to Shanghai Donghua Books Distribution and Agency Co., Ltd., Nanhai Xinhua (Beijing) Culture Development Co., Ltd. and Jinhua Books Distribution Co., Ltd. are  $9,403 (RMB75,922), $60,046 (RMB484,837) and $238,109 (RMB1,922,590), respectively [June 30, 2005 – Shanghai Donghua Books Distribution and Agency Co., Ltd. owes Xinhua C&D $524 (RMB4,335), balances owed to Nanhai Xinhua (Beijing) Culture Development Co., Ltd. and Jinhua Books Distribution Co., Ltd. were $46,477 (RMB384,420) and $188,883 (RMB1,563,101), respectively].

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

8. RELATED PARTY TRANSACTIONS (cont'd.)

[e]   During the three months ended September 30, 2005, Xinhua C&D made sales in the normal course of business totaling $1,248,142 (RMB10,150,777) [June 30, 2005 - $1,606,713 (RMB13,296,346)] to companies in which Xinhua Bookstore is a major shareholder as follows:

	Three months ended		Year ended
	Sep. 30, 2005		Jun. 30, 2005
	RMB	$	RMB	$

Xinhua Audio Video Lease and Distribution Co., Ltd.	332,428	40,875	765,441	92,495
Beijing Xinhua Qiusuo Books Chain Store Co., Ltd.	1,625,963	199,929	5,320,781	642,956
Jinhua Books Distribution Co., Ltd.	2,524	310	510	62
Chengdu Distribution Branch	4,284,660	526,843	1,338,892	161,790
Liaoning Distribution Branch	3,905,202	480,185	5,870,722	709,410

	10,150,777	1,248,142	13,296,346	1,606,713

As of September 30, 2005, Xinhua C&D is owed a total of $7,120,128 (RMB57,490,761) [June 30, 2005 - $5,926,629 (RMB49,045,822)], representing approximately 12% [June 30, 2005 – 12%] of trade amounts receivable outstanding, from companies in which Xinhua Bookstore is a major shareholder as follows:

	Sep. 30, 2005		Jun. 30, 2005
	RMB	$	RMB	$

Xinhua Audio Video Lease and Distribution Co., Ltd.	1,502,498	186,082	1,530,536	184,948
Beijing Xinhua Qiusuo Books Chain Store Co., Ltd.	19,350,285	2,396,498	15,458,023	1,867,926
Jinhua Books Distribution Co., Ltd.	8,400,823	1,040,427	7,956,730	961,480
Chengdu Distribution Branch	8,255,527	1,022,432	5,863,017	708,479
Liaoning Distribution Branch	19,981,628	2,474,689	18,237,516	2,203,796

	57,490,761	7,120,128	49,045,822	5,926,629

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

8. RELATED PARTY TRANSACTIONS (cont'd.)

[f]    For the three months ended September 30, 2005, Xinhua C&D made purchases in the normal course of business amounting to $667,043 (RMB5,424,863) [June 30, 2005 - $730,329 (RMB6,043,838)] and as at September 30, 2005, owes a total of $6,000,278 (RMB48,430,641) [June 30, 2005 – 5,328,665 (RMB44,097,367)] to seven minority shareholders in Xinhua C&D who collectively held a 2% interest in the company, as follows:

	Three months ended		Year ended
	Sep. 30, 2005		Jun. 30, 2005
	RMB	$	RMB	$

People’s Publishing House	5,001,452	619,421	4,324,420	522,557
Sanlian Bookstore	1,613,604	202,071	1,224,129	147,922
China Map Publishing House	12,196,483	1,510,513	10,794,073	1,304,341
Commercial Press	22,193,490	2,748,624	21,112,573	2,551,214
People’s Literature Publishing House	4,823,011	597,321	4,275,443	516,639
The Great Encyclopedia of China Publishing House	1,446,331	179,126	1,232,304	148,910
Jieli Publishing House	1,156,270	143,202	1,134,425	137,082

	48,430,641	6,000,278	44,097,367	5,328,665

Total amount due to the publishers/minority shareholder of Xinhua C&D represents 7.1% [June 30, 2005 – 7.2%] of total trade accounts payable amount.

[g]   During the three months ended September 30, 2005, Xinhua C&D has generated sales of $4,949,676 (RMB40,254,229) [June 30, 2005 - $10,818,090 (RMB89,525,105)] from sales to various retail bookstores that are owned by the respective government entities where they are located. At September 30, 2005, the total amount owed by these retail bookstores represents approximately 52.5% [June 30, 2005 – 56%] of trade accounts receivable outstanding.

[h]   During the three months ended September 30, 2005, the Company incurred $31,291 [June 30, 2005 - $102,428] consulting fees to directors of the Company and a director of Xinhua C&D. This amount was included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

[i]    As of September 30, 2005, Xinhua Bookstore has an advance payment of $619,527 (RMB5,000,000) [June 30, 2005 - $1,208,386 (RMB10,000,000)] made on behalf of Xinhua C&D to one of the publishers for book purchase. The amount bears interest at 3.6% [June 30, 2005 – 4.32%] per annum and has no fixed term of repayment. The amount was included as part of the due to related parties. Xinhua Bookstore financed this advance payment from its own banking facilities. The bank held $185,772 (RMB1,500,000) [June 30, 2005 - $362,516 (RMB3,000,000)] of cash in a margin deposit account maintained and owned by Xinhua C&D for the advance. The cash will only be released upon full repayment of the advance outstanding [note 3].

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

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

The Company charged $955,213 and $3,534,507 stock-based compensation relating to selling, general and administrative expenses to operations for the three months ended September 30, 2005 and the year ended June 30, 2005 respectively by applying the fair value method in accordance with SFAS No. 123.  During the three months ended September 30, 2005, no options were granted or exercised.  The fair value of the stock options granted for the year ended June 30, 2005 was estimated at $1.54 per share, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: risk-free interest rate of 3.26%, dividend yield of 0%, volatility of 80% and expected lives of 3.77 years.

The following is a summary of the stock option information:
                                                                                                                                                    Weighted Average
                                                                                                                      Shares                     Exercise Price
                                                                                                                           #                                      $

Granted in September 2004                                                                        4,100,000                            $2.40
Granted in October 2004                                                                               180,000                            $2.91
Forfeited                                                                                                        (95,000)                           $2.62
Granted in February 2005                                                                                20,000                            $4.70
Exercised in March 2005                                                                                  (7,700)                           $2.62
Exercised in May 2005                                                                                   (93,000)                           $2.40

Options outstanding at September 30, 2005 and June 30, 2005                   4,104,300                            $2.43

                                                  Options outstanding                                                       Options exercisable
                                                                      Weighted average    Weighted                                         Weighted
    Range of                       Number                    remaining    average exercise         Number       average exercise
exercise prices              outstanding            contractual life          price                exercisable              price
           $                                    #                                  #                          $                            #                          $

  2.01 - 3.00                         3,964,300                      3.91                     2.40                   2,624,800                2.41
  3.01 - 4.00                            120,000                      0.25                     3.05                      120,000                3.05
  4.01 - 5.00                              20,000                      0.83                     4.70                        10,000                4.70

                                            4,104,300                      3.77                      2.43                   2,754,800                2.44

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

9. STOCK OPTION PLAN (cont'd.)

As of September 30, 2005, there was approximately $2 [June 30, 2005 - $3] million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 7 [June 30, 2005 – 10] months.

10. SEGMENTED INFORMATION

The Company operates exclusively in the publication distribution sector. The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. All the revenues are generated in China. The Company’s assets by geographical location are as follows:
                                                                                                                       Sep. 30, 2005            Jun. 30, 2005
                                                                                                                                         $                          $

Assets
North America                                                                                                       160,433                       80,561
China                                                                                                                                                   115,995,092              102,663,034

Total                                                                                                               116,155,525              102,743,595

11. COMMON STOCK AND WARRANTS

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

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

12. FINANCIAL INSTRUMENTS

The fair values of financial instruments are estimated at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair value. Interest expense is subject to the risk arising from interest rate changes.  Interest rates have been stable in China and that the loans obtained by the Company are all current.

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

The official exchange rate for the conversion of Renminbi to US Dollars has generally been stable throughout the previous year and the current period until in July, the Chinese government permitted the Renminbi to appreciate against the US Dollar by approximately 2%. As Renminbi is the functional currency of Xinha C&D and Boheng, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company. However, since all sales revenue and expenses of these two subsidiary companies are denominated in Renminbi, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results of the subsidiary companies attributable to the Company.

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

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

13. COMMITMENTS

[a] At September 30, 2005, capital commitments in relation to the installation of plant and equipment amount to $170,000 [June 30, 2005 - $170,000].

[b] Pursuant to the Investment Agreement, Pac-Poly and Boheng jointly committed to contribute a total of $20.9 million into Xinhua C&D. At September 30, 2005, total amount contributed is approximately $4.2 million [June 30, 2005 - $4.2 million] with the balance of approximately $16.7 million [June 30, 2005 - $16.7 million] to be contributed on or before July 31, 2006.

14. DISTRIBUTION OF PROFITS

Pursuant to Chinese company law applicable to foreign investment companies, the Company’s subsidiaries, Xinhua C&D and Boheng, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve. The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity. The dedicated reserves are not distributable other than upon liquidation. As both Xinhua C&D and Boheng have recorded losses for the 3 months ended September 30, 2005, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, the Company’s subsidiaries are required to transfer at the discretion of its board of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund. As both Xinhua C&D and Boheng have recorded losses for the 3 months ended September 30, 2005, no transfer to the staff welfare and bonus fund was made.

15. SUBSEQUENT EVENTS

[a]   Subsequent to the period end, on October 7, 2005, the Company received an interest free loan amounting to $5.13 million from its principal shareholder.

[b]   On November 23, 2005, the Company entered a debt financing agreement (the “Agreement”) with an institutional investor. The investor will purchase up to $4,000,000 of secured convertible debentures that shall be convertible into shares of the Company’s common stock. Of such total principal amount, $1,250,000, net of estimated expenses of $231,000, will be funded on the fifth business day after all the closing conditions have been satisfied and the Company has filed its quarterly report for the period ended September 30, 2005 (the “First Closing”); $2,000,000, net of estimated expenses of $29,000, will be funded upon the filing of the registration statement pursuant to the Investor Registration Rights Agreement dated November 23, 2005 with the SEC (the “Second Closing”); and $750,000 will be funded upon the effectiveness of the Registration Statement (the “Third Closing”). The maturity dates of the three principal amounts are five years from the respective funding dates.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2005                                                                                                               (Expressed in U.S. dollars)

15. SUBSEQUENT EVENTS

Interest is payable on principal amounts outstanding at 2% per annum, compounded monthly.  The entire principal amount and all accrued interest hereof shall be either (a) paid to the investor on the maturity date or (b) converted in accordance with the terms of the secured convertible debentures.

The debenture is secured by all of the tangible and intangible assets and property of the Company.

The Company has the right to redeem, at its option, a portion or all outstanding convertible debentures at a redemption price of 135% of the face amount redeemed plus accrued interest.

In accordance with the Agreement, the Company is required to issue to the investor at the First Closing warrants to purchase 1,035,000 shares of the Company’s common stock for a period of five years at an exercise price of $.00001 per share.

The debenture holder is entitled to convert, at its option, at any time until payment in full of the debentures, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock of par value $.00001 per share, at the lesser of: (i) $3.50; or (ii) 100% of the average of the three lowest closing bid prices per share of the common stock during the forty trading days immediately preceding the date of conversion. The aggregate maximum number of shares of common stock that this convertible debenture may be converted into shall be 10,000,000 shares of common stock. Upon the maximum conversion, the Company shall, at its option (a) increase the maximum conversion or (b) redeem the unconverted amount of all of the convertible debentures in whole at 135% of the unconverted amount of such convertible debentures being redeemed plus accrued interest thereon. In the event of default, the debenture holder is entitled, at its option, to convert, and sell on the same day, at any time from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into common shares at a price per share equal to 20% of the fixed price of $3.50.

[c]   The operations of Xinhua C&D completed their relocation to the new warehouse facilities owned by the company in September.  Amortization of the land and buildings will commence subsequent to the period end.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussions of the Company’s results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB. Please read in conjunction with the section entitled “Risks”, and note that this discussion contains forward-looking statements. This discussion focuses on the manner in which the Company will operate in the next year, as well as prospects for the future and the manner in which events and uncertainties known to management would cause reported financial information to not be necessarily indicative of future operating results or of the future financial condition.

Corporate Background

Xinhua China Ltd. was incorporated in the State of Nevada, United States, on September 14, 1999 under the name Camden Mines Limited (“Camden”). Up to September 2004, Camden was a non-operating shell company and had been considered a development stage enterprise since its formation. Effective on October 12, 2004, Camden changed its name to Xinhua China Ltd. The Company’s head office is in Beijing, China. The Company had no significant operations between July 1, 2004 and September 13, 2004.

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

These consolidated financial statements are those of Xinhua China Ltd., its 100% owned subsidiary Pac-Poly Investments Limited (“Pac-Poly”), its 95% owned subsidiary Beijing Boheng Investment and Management Co., Ltd. (“Boheng”), and its 56.13% owned subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”). Collectively, they are referred herein as the “Company”.  Pac-Poly and Boheng jointly own a 57.67% interest in Xinhua C&D, an entity incorporated under the laws of the People’s Republic of China (“China”) on December 31, 2004.

The Company, through its subsidiaries Pac-Poly and Boheng, primarily operates in China. Both Pac-Poly and Boheng are investment holding companies jointly owning 57.67% interest in Xinhua C&D.  Xinhua C&D is authorized to distribute books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified advertisements in China. For the year ended June 30, 2005 and the three months ended September 30, 2005, the Company and its subsidiaries had focused on the book distribution business only.

Plan of Operation

On September 30, 2005 the Company had a working capital deficiency of $34,537,312， while on June 30, 2005, the working capital deficiency was $13,649,558. The Company has remained solvent due to funding from its shareholders and proceeds of a private placement as well as exercise of options.  During the next year the Company anticipates that it will have to raise capital in the form of equity financing from the sale of its common stock or some equivalent financing. However, the Company does not have financing arranged and it cannot provide investors with assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its anticipated business in China.  In the absence of such timely financing, the Company's business plan could well be subject to modification.

The annual financial statements that were recently filed with the 10-KSB filing for the year ended June 30, 2005 were the first the Company produced to be consolidated with the wholly-owned subsidiary Pac-Poly and the ninety-five percent owned subsidiary Boheng; the statements include the operations of the new operating subsidiary Xinhua C&D.  Xinhua C&D comprises the former circulation and distribution operations of the Xinhua Bookstore Head Office.  For the foreseeable future, the earnings of the Company will most likely be exclusively derived from Xinhua C&D.  The subsidiary commenced operation on February 1st 2005, and the quarter included the 10-day Lunar New Year holiday period during which distribution operations were at a minimal level.  Thus, the annual report reflected the operating results of five months.  Since inception, management has been clearing out old stock, recognizing and reducing delinquent receivables and realizing uncollectible items while implementing modern systems, including computer systems.

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

Results of Operations

Net sales of $16,068,991 after taking into account sales discounts and sales return allowances, were generated during the quarter. We had a gross profit of $1,666,565 which represents a gross margin of 10.4% on sales revenues.  However, the gross profits were less than the selling and general administrative expenses.  Compared with net sales of $15,496,537 for the five months ended in June 30, 2005, Xinhua C&D experienced surge in sales due to seasonality in the three months ended September 30, 2005.  The gross profit for the year ended June 30, 2005 with five months operation from February 1, 2005 was $1,912,071 with a gross margin of 12.3%.  Approximately seventy-five percent of Xinhua C&D’s first quarter sales revenue came from textbook sales as Chinese colleges and universities start fall and spring terms in September and February each year. However, textbook sales have lower margin than general books.  Due to the seasonality of the Company’s business, a greater portion of the annual sales is expected in the latter half of the calendar year, including this quarter. Included in the selling, general and administrative expenses, the major categories were salaries and benefits of $807,019, warehouse rental expenses of $112,374, office expenses of $101,392, packaging expenses of $50,041, vehicle expenses of $29,845, depreciation expenses of $70,782, and various miscellaneous expenses for a total of $2,291,416.  The total expenses for the year ended June 30, 2005 with five months operation from February 1, 2005 was $4,211,480.  The Company plans to reduce expenses; however there are no assurances that expenses can be reduced.  The Company has a stock option plan and for the period and the stock-based compensation charge was $955,213 while the stock-based compensation for the year ended June 30, 2005 was $3,534,507. There is approximately $2 million remaining of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of the next 7 months.  No depreciation of the building has been claimed and depreciation will only be claimed upon occupancy of the premises.

The Company paid interest of $289,725 [year-ended June 30, 2005: $520,875] during the quarter of which $239,040 [year-ended June 30, 2005: $446,061] was interest based on the costs of funding of loans received from a related party, Xinhua Bookstore for $16,942,425 [year-ended June 30, 2005: $16,989,910].  The Company has allocated $88,211 [year-ended June 30, 2005: $636,491] of losses applicable to non-controlled shareholders in the subsidiary company operations. We anticipate that the rate of investment will continue to be high over the next two years as we convert to systems implementing real-time controls, expend resources and legal costs to develop co-marketing agreements and create new operating teams to improve logistics for the rapid supply of books and other media to clients and to speed up collection of accounts.

Based on analysis of collectibility of accounts receivable, the Company has made provision of $10,246,319 for doubtful accounts. This provision represents 16.5% of total accounts receivable.  Based on the analysis of inventory aging information, the Company sets up allowance of $2,610,096 for slow moving and obsolete inventory, about 14% of total inventory.

The Company posted a net loss of $1,715,896 for the quarter.  For the year ended June 30, 2005 with five months operation since February 1, 2005, the loss was $5,651,870.  Fifty-six percent of this loss is due to ‘stock-based compensation’. While not a cash outlay of the Company, stock-based compensation represents a charge to the Company’s net income or loss.

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

Because the new business affairs (book distribution) of the Company are unrelated to its prior venture (mineral exploration) the financial statements between this and the corresponding period in the prior year are essentially incomparable and have not been provided.

Liquidity and Capital Resources

The Company has incurred a net loss of $5,651,870 and $1,715,896 for the year ended June 30, 2005 and the three months ended September 30, 2005 respectively.  The accumulated deficit increased by $1,715,896 to $7,367,766.  It has working capital deficiency of $34,537,312 as of September 30, 2005 and working capital deficiency of $13,649,558 as of June 30, 2005.  The shareholders' equity changed from a positive of $204,326 as of June 30, 2005 to a deficiency of $483,612 at September 30, 2005.  The amount due to Xinhua Bookstore as well as the commitment to contribute the balance of the equity injection into C&D becomes current, i.e. within 12 months.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to the three months ended September 30, 2005, the Board approved the issuance of convertible debentures that will raise around $4 million, if fully subscribed.  On October 7, 2005, a principal shareholder provided an interest free advance amounting to $5.13 million to the Company.  The ability of the Company to continue as a going concern is dependent upon the Company maintaining profitable operations, the completion of the issuance of the convertible debentures and continued financial support from the major shareholders. There are no assurances that the Company will be successful in archiving these goals.

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

Risk Factors; Uncertainties

Management of risks is a key responsibility of management. The Company shares many risks in common and known to other enterprises in the industry of book publishing. The following is not an exhaustive list of risks or uncertainties that may affect the company now or in the future. And there is of course the risk that new risk factors will arise over time, and risks that management has failed to note, or risks that we now think inconsequential, may arise.

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

          Seasonality

Xinhua C&D distributes both general books and colleges and universities textbooks. In the three months ended September 30, 2005, Xinhua C&D experienced surge in sales due to seasonality.  Approximately seventy-five percent of Xinhua C&D’s first quarter sales revenue came from textbook sales Chinese colleges and universities start fall and spring terms in September and February each year.  The educational institutions will stock up textbooks usually one or two months prior to the start of each term.  The seasonality pattern of Xinhua C&D will see higher than usual sales revenue in the months of July, August, September, November, December, and January.

The operations of the business are somewhat seasonal, winter and spring comprising typically two-fifths of revenues and summer and fall the remaining three-fifths. This is to a degree the influence of the academic terms of schools and universities. The Company intends to expand its business into other areas of media distribution but this may not appreciably affect the influence of seasonality.

          Cash Flow

State-owned enterprises (“SOE’s”) are common in China, a legacy from the early stages of the modern history of the PRC when businesses were operated to achieve social or political goals and profitability was a secondary consideration. Xinhua C&D has inherited infrastructure of an SOE and must move to profitability by restructuring, eliminating poorly selling products, and meeting the challenge of competition, and it must do so in a timely manner to turn the corner to profitability.

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

          Going Concern

The Company has incurred a net loss of $5,651,870 and $1,715,896 for the year ended June 30, 2005 and three months ended September 30, 2005, respectively.  It has a working capital deficiency of $34,537,312 and a shareholders’ deficiency of $483,612 as of September 30, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

          Debt

Interest rates in China are low and stable and inflation is well controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons, such as the PRC’s perennial balance of trade surplus). Our loans relate mainly to trade payables and are mainly short-term. However our debt is likely to rise with physical plant in connection with expansion and, were interest rates to rise at the same time, this could become a significant stress factor.

$20,310,279 of our debt is current liabilities and loans from related parties, with the short-term liabilities within the year, unless extended.  This could affect our status as a going concern and also represents a concentration of risk which could pose a serious concern from an interruption of business or an unforeseen and unanticipated damaging of our ability to collect receivables. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year.

On November 23, 2005, the Company entered into a debt financing agreement.  The Company anticipates issuing up to $4,000,000 in secured convertible debentures.  The debentures will mature 5 years from the issuance date. The interest rate is 2% per annum, compounded monthly.  The Company has the right to redeem the debenture with the redemption price 135% of the face amount plus accrued interest.  The debentures are convertible at the holders’ option.  The dentures are secured by all of the assets and property of the Company.  The Company is required to issue 20,000,000 shares of common stock as “security stock” and deliver to these shares to the escrow agent.  If there is an event of default under the convertible debentures, the escrow shares will be distributed to the debenture holders upon receipt of a conversion notice and in accordance with the terms of the convertible debentures and the securities purchase agreement.

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

Similar provisions of Chinese company law require the Board of Directors at their discretion to transfer a certain amount of their annual net income after taxes, as determined under the relevant Chinese accounting regulations, to a staff welfare and bonus fund. No such transfer was made for the fiscal period, as the subsidiaries recorded losses.

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

          Construction and Set-up

Xinhua C&D owns and operates significant warehouse facilities including building and land use rights.  Xinhua C&D moved its headquarters and major warehouse operations into the new warehouse/office complex in September 2005. Amortization of the land and buildings will commence subsequent to the period end.

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

          Exchange Rate

The reporting currency of the Company is United States Dollars (“USD”). The Chinese Renminbi (“RMB”) has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s consolidated financial reporting and make realistic revenue projections difficult. Recently (July 2005) the Renminbi was allowed to rise 2%. This has not had an appreciable effect on our operations and seems unlikely to do so.

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

          Funds Remittance

Pursuant to Chinese company law applicable to foreign investment companies, the Company’s subsidiaries, Xinhua C&D and Boheng, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve.  The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity.  The dedicated reserves are not distributable other than upon liquidation.  As both Xinhua C&D and Boheng have recorded losses for the 3 months ended September 30, 2005, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, the Company’s subsidiaries are required to transfer at the discretion of its board of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.  As both Xinhua C&D and Boheng have recorded losses for the 3 months ended September 30, 2005, no transfer to the staff welfare and bonus fund was made.

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company that exceeds 10% of the current assets of the Company.  None of the Company’s directors, officers or affiliates is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company that exceeds 10% of the current assets of the Company.

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

                                                                        Xinhua China Ltd.

Date: December 12, 2005                                Per:      /s/ Henry Jung
                                                                        Henry Jung, Chief Financial Officer
                                                                        and a Director