Form 10QSB
period 2005-12-31
XINHUA CHINA LTD
filed 2006-02-23
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2005	Commission File Number 000-33195

XINHUA CHINA LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0437644 (IRS Employer Identification No.)

B 26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, P.R. China (Address of Principal Executive Offices)	100027 (Zip Code)

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

Yes   _   No   X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 81,779,765 shares as of February 20, 2006.

Transitional Small Business Disclosure Format:

Yes        No   X

FORWARD LOOKING STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2005 included in the annual report previously filed on Form 10-KSB.  In the opinion of management all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

Xinhua China Ltd.
(formerly Camden Mines Limited)
(Expressed in United States dollars)
December 31, 2005
(Unaudited)

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED BALANCE SHEETS
[Basis of presentation and going concern uncertainty – See Note 1]
(Expressed in U.S. dollars)
(Unaudited)

		Dec. 31, 2005	Jun. 30, 2005

Assets
Current Assets
Cash		$3,367,004	$ 1,336,269
Restricted Cash		-	362,516
Account Receivable, including related party receivables of $4,282,010 (June 30, 2005 - $5,926,629) [notes 3, 8(e) and 8(i)]		38,696,463	39,166,242
VAT receivable		4,500,038	5,964,445
Inventories [note 4]		18,333,924	17,445,410
Prepayments		387,910	126,917

Total Current Assets		65,285,339	64,401,799

Property, plant and equipment [note 5]		26,808,050	26,000,804
National distribution right		6,325,258	6,167,000
Goodwill		6,332,347	6,173,992

Total Assets		$104,750,994	$ 102,743,595
===================================================	====	=============	=============

Liabilities and Shareholder Equity
Current Liabilities
Account payable and accrued liabilities [notes 6, 8(d) and 8(f)]		$78,828,539	$ 76,231,392
Due to related parties [notes 8(a), 8(b) and, 8(c)]		20,853,033	1,819,965

Total Current Liabilities		99,681,572	78,051,357
Convertible debenture net of discount of $1,069,948 [note 7]		180,052	-
Warrants and beneficial conversion [note 7]		1,013,460	-
Loans from related parties [note 8]		-	19,514,229

Total Liabilities		100,875,084	97,565,586

Non-controlling interest		5,450,880	4,973,683

Commitments [note 13]
Shareholders’ Equity (Deficiency)
Common stock, $0.00001 par value, authorized 500,000,000, outstanding 61,779,765 [note 11]		618	618
Additional paid-in capital [note 9]		7,895,697	5,855,525
Accumulated other comprehensive Income		22,185	53
Accumulated deficit [note 14]		(9,493,470)	(5,651,870)

Total Shareholders’ Equity (Deficiency)		(1,574,970)	204,326

Total Liabilities and Shareholders’ Equity		$104,750,994	$ 102,743,595
===================================================	====	=============	=============

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)

		3 months Ended Dec. 31, 2005	6 months Ended Dec. 31, 2005	12 months Ended June 30, 2005

Revenue
Sales revenue [note 8]		$9,146,838	25,215,829	$ 15,496,537
Cost of sales [note 8]		8,102,395	22,504,822	13,584,466

Gross profit		1,044,443	2,711,007	1,912,071
Expenses
Selling, general and administrative [note 8]		2,110,829	4,402,245	4,211,480

Stock-based compensation [note 9]		918,550	1,873,763	3,534,507

Total operating expenses		3,029,379	6,276,008	7,745,987

Operating loss before interest, other income (expense) and income tax		(1,984,936)	(3,565,001)	(5,833,916)
Interest and other income		186,591	252,274	66,430
Interest expense [notes 7 and 8]		(495,743)	(785,467)	(520,875)
Income tax		-	-	-

Loss before non-controlling interest		(2,294,088)	(4,098,194)	(6,288,361)
Non-controlling interests share of loss		168,383	256,594	636,491

Net loss for the period		$(2,125,705)	(3,841,600)	$ (5,651,870)
========================================	====	=============	=============	=============
Loss per share - basic and diluted		$(0.03)	(0.06)	$ (0.10)
========================================	====	=============	=============	=============

Weighted average number of shares outstanding
- Basic and diluted		61,779,765	61,779,765	55,733,786
========================================	====	=============	=============	=============

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Comprehen-sive income	Other Comp-rehensive income	Accumulated Deficit	Total Shareholders'
	# Shares	Amount	Capital	(loss)	(loss)		Equity (Deficit)
		$	$	$	$	$	$

Recapitalization as a result of reverse acquisition [note 1]	35,000,000	350	(350)
Recapitalization to effect the acquisition of Camden [note 1]	61,056,375	611	(16,982)				(16,371)
Cancellation of common stock as part of reverse acquisition [note 1)	(35,000,000)	(350)	350
Issuance of common stocks due to option exercise	100,700	1	243,373				243,374
Issuance of common stocks and warrants from a private placement	622,690	6	2,023,794				2,023,800
Stock-based compensation			3,534,507				3,534,507
Imputed interest on interest free advances from related parties			70,833				70,833
Components of comprehensive income (loss)
- Foreign currency translation				53	53		53
- Net loss for year ended June 30, 2005				(5,651,870)		(5,651,870)	(5,651,870)

				(5,651,817)

Balance, June 30, 2005	61,779,765	618	5,855,525		53	(5,651,870)	204,326
Stock-based compensation			1,873,763				1,873,763
Imputed interest on interest free advances from related parties			166,409				166,409

Components of comprehensive income (loss)
- Foreign currency translation				22,185	22,132		22,132
- Net loss for period ended December 31, 2005				(3,841,600)		(3,841,600)	(3,841,600)

Comprehensive loss				(3,819,415)

Balance, December 31, 2005	61,779,765	618	7,895,697		22,185	(9,493,470)	(1,574,970)

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

	3 months Ended Dec. 31, 2005	6 months Ended Dec. 31, 2005	12 months ended Jun. 30, 2005

OPERATING ACTIVITIES
Net loss for the period	$(2,125,705)	(3,841,600)	$ (5,651,870)
Items not involving cash:
Depreciation of property and equipment	345,924	417,049	116,061
Stock-based compensation	918,550	1,873,763	3,534,507
Non-controlling interests share of loss	(168,383)	(256,594)	(636,491)
Imputed interest expenses	115,892	166,409	70,833
Amortization of deferred financing costs	180,052	180,052	-
Other assets and liabilities, net of effect of acquisitions:
Accounts receivable	14,234,295	3,078,670	(4,863,919)
Inventories	(797,789)	(439,047)	412,080
Prepayments	(253,094)	(257,328)	556,439
Accounts payable and accrued liabilities	(11,485,147)	191,858	3,876,497

Cash provided by (used in) operating activities	964,595	1,113,232	(2,585,863)

INVESTING ACTIVITIES
Cash acquired in connection with acquisition of Xinhua C&D	-	-	353,249
Acquisition of buildings and equipment	(195,873)	(504,214)	(153,153)

Cash provided by (used in) investing activities	(195,873)	(504,214)	200,096

FINANCING ACTIVITIES
Loans from shareholders	67,945	(542,461)	2,833,318
Contribution from non-controlling interests of Xinhua C&D	134,975	604,684	169,174
Repayment on advances from related parties	-	-	(1,185,114)
Proceeds from Convertible Debenture	1,013,460	1,013,460	-
Restricted cash	185,773	370,214	(362,516)
Share issued for cash	-	-	2,267,174

Cash provided by financing activities	1,402,153	1,445,897	3,722,036

Increase (decrease) in cash	2,170,875	2,054,915	1,336,269
Loss in translation of foreign currency	(54,370)	(24,180)	-
Cash, beginning of period	1,250,499	1,336,269	-

Cash, end of period	$3,367,004	3,367,004	$ 1,336,269

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,789	439,006	$ 450,042
Cash paid for income taxes	$-	-	-

See accompanying notes

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN UNCERTAINTY

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of The United States Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended June 30, 2005 included in the annual report previously filed on Form 10-KSB.  In the opinion of management all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included.

The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements are those of the Parent Company, Xinhua China Ltd., its 100% owned subsidiary Pac-Poly Investments Limited (“Pac-Poly”), its 95% owned subsidiary Beijing Boheng Investment and Management Co., Ltd. (“Boheng”), and its 56.13% owned subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”). Collectively, they are referred to herein as the “Company”. Pac-Poly and Boheng jointly own a 57.67% interest in Xinhua C&D, an entity incorporated under the laws of the People’s Republic of China (“China”) on December 31, 2004.

Nature of business

The Parent Company, through its subsidiaries Pac-Poly and Boheng, primarily operates in China. Both Pac-Poly and Boheng are investment holding companies. Xinhua C&D is authorized to distribute books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified advertisements in China. For the year ended June 30, 2005 and the six months ended December 31, 2005, the Parent Company and its subsidiaries had focused only on the book distribution business.

Xinhua C&D distributes both general books and colleges and universities textbooks. In the six months ended December 31, 2005, Xinhua C&D experienced an increase in sales due to seasonality.  Chinese colleges and universities start fall and spring terms in September and February each year. The educational institutions will stock up textbooks usually one or two months prior to the start of each term. The seasonality pattern of Xinhua C&D results in sales revenue in the months of July, August, September, October and November being higher than those of the remaining months in the year.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN UNCERTAINTY (cont’d)

Going concern uncertainty

The Company has incurred a net loss of $5,651,870 and $3,841,600 for the year ended June 30, 2005 and the six months ended December 31, 2005 respectively. It has a working capital deficiency of $34,396,233 and a shareholders’ deficiency of $1,574,970 as of December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company maintaining profitable operations, the completion of the issuance of the convertible debentures and continued financial support from the major shareholders. There are no assurances that the Company will be successful in archiving these goals.

The company has a contractual commitment to invest into Xinhua C&D by July 31, 2006. The Company not yet have funding arranged at this time.

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

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

[c] Accounting for Derivative Instruments and Hedging Activities

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

[d] Loss per share

Basic and diluted loss per share is calculated based on the weighted average number of common shares outstanding during the periods.  Excluded from the weighted average number of common shares are 20,000,000 common shares held in escrow that are to be released in the event of default in connection to the convertible debenture issued (note 7).

3. ACCOUNTS RECEIVABLE

                                                                                                     Dec.31, 2005                  Jun. 30, 2005

Trade accounts receivable                                                              $44,554,601                   $43,135,137
Trade accounts receivable – related parties [note 8(e)]                      4,150,698                       5,926,629
Allowance for doubtful accounts                                                     (10,253,803)                     (9,997,319)

                                                                                                       38,451,496                     39,064,447
Other receivable, including related party receivable
of $131,312 [June 30, 2005-nil] [ note 8(i)]                                     244,967                          101,795

Total                                                                                             $38,696,463                   $39,166,242

4. INVENTORIES

                                                                                                     Dec.31, 2005                  Jun. 30, 2005

Books and publications                                                                  $20,300,392                     18,730,348
Allowance for slow-moving inventory and obsolescence                    (2,478,775)                    (2,585,725)

                                                                                                       17,821,617                     16,144,623
Goods in transit                                                                                    495,497                       1,264,689
Packaging materials                                                                                16,810                            36,098

Total                                                                                             $18,333,924                   $17,445,410

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

5. PROPERTY, PLANT AND EQUIPMENT
                                                                                                                 Dec. 31, 2005
                                                                                                                 Accumulated                Net book
                                                                                  Cost                      Amortization                   Value
                                                                                     $                                   $                                $

Land use right                                                      5,596,067                          27,980                     5,568,087
Buildings                                                            20,508,682                        102,544                   20,406,138
Equipment and machinery                                        922,980                        215,611                        707,369
Motor vehicles                                                        166,873                          40,417                        126,456
Total                                                                  27,194,602                        386,552                   26,808,050

                                                                                                                Jun. 30, 2005
                                                                                                                 Accumulated                Net book
                                                                                  Cost                       Amortization                  Value
                                                                                     $                                  $                                 $

Land use right                                                      5,456,089                                   -                      5,456,089
Buildings                                                            20,091,753                                   -                    20,091,753
Equipment and machinery                                        420,583                         99,374                         321,209
Motor vehicles                                                        148,440                         16,687                         131,753

Total                                                                  26,116,865                       116,061                    26,000,804

The buildings comprise a warehouse and office complex. The construction of the buildings and the final inspection by the local government were completed in June, 2005. At December 31, 2005 the title of the land use right as well as the buildings remain vested with Xinhua Bookstore, the non-controlling interest shareholder owning 40% interest in Xinhua C&D. The Company is in the process of applying for the title documents of the land use right and buildings.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                                       Dec. 31, 2005               Jun. 30, 2005

Trade accounts payable [notes 8(d) and (f)]                                   $76,442,320                   73,341,068
Other payables [note 8(c)]                                                                  1,062,111                    1,095,168
Income and business taxes payable                                                          760,054                       730,734
Accrued expenses                                                                                   517,171                       956,737
Salaries and benefits payable                                                                     46,883                       107,685

Total                                                                                                $78,828,539                $76,231,392

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

7.  LONG TERM DEBT

On November 23, 2005, the Company entered a debt financing agreement (the “Agreement”) with an institutional investor. The investor will purchase up to $4,000,000 of secured convertible debentures that shall be convertible into shares of the Company’s common stock. Of such total principal amount, $1,250,000, net of estimated discount of $231,000, will be funded on the fifth business day after all the closing conditions have been satisfied and the Company has filed its quarterly report for the period ended September 30, 2005 (the “First Closing”); $2,000,000, net of estimated expenses of $29,000, will be funded upon the filing of the registration statement pursuant to the Investor Registration Rights Agreement dated November 23, 2005 with the SEC (the “Second Closing”); and $750,000 will be funded upon the effectiveness of the Registration Statement (the “Third Closing”). The maturity dates of the three principal amounts are five years from the respective funding dates.

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

The convertible debentures and warrants contained registration rights whereby certain liquidated damages are required to be paid to the debenture holder in the event that the Company fails to register the shares under a preset timeframe.  The Company placed 20,000,000 shares in escrow in favor of the debenture holder.  The escrow shares will be released to the debenture holder upon an event of default described in the financing agreement.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

7.  LONG TERM DEBT (cont’d.)

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

The first closing of $1,250,000 was completed on December 13, 2005, with net proceeds of $1,013,460.  The discount to the debt is amortized using the interest rate method over the term of the debt.

The net proceeds have been allocated to the debenture and warrants on based on the relative fair value of each security at the time of issuance.  Accordingly, $836,846 was allocated to the detached warrants.  The fair value of warrants was estimated using the Black-Scholes option-pricing model with the assumptions used as follows: risk free interest rate of 4.44%, dividend yield of 0%, stock price volatility of 80% and an expected life of the warrants 0.8 years.  The discount on the debenture as a result of the warrants is subject to accretion over the five-year term to maturity of the debenture and recorded as interest expense.  The warrants was presented as a liability in the financial statements in accordance with EITF No. 00-19 “ Accounting for derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The convertible debenture contains an embedded beneficial conversion feature amounting to $176,614 calculated in accordance with EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.  The $176,614 was expensed immediately since the debenture is convertible immediately.

The conversion feature was accounted for as a derivative liability, with changes in fair value recorded in earnings each period, by applying EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as there is no explicit limit on the number of shares that are to delivered upon exercise of the conversion feature.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

[a]     As of December 31, 2005, the Company had interest free loans totaling $4,532,645 [June 30, 2005 - $2,833,319]

	Dec. 31, 2005	June 30, 2005
	$	$

Loan from two shareholders including amounts in RMB 4,781,400 (June 30, 2005: RMB 20,890,900) payable on July 31,2006	2,592,602	2,524,319
Loan from two shareholders payable on demand	1,624,161	309,000
Loan from a corporation controlled by a director, who is also the president of the Company, in the amount of RMB 1,500,000 (June 30, 2005: Nil) payable on November 27, 2006.	185,908	-
Loan from a corporation controlled by a shareholder of the Company in the amount of RMB 1,048,699 (June 30, 2005: Nil) payable on May 6, 2006	129,974	-

Total	4,532,645	2,833,319

These loans are non-interest bearing, a total interest expense of $166,409 [June 30, 2005 – 70,833] is imputed at 6% per annum, being the current borrowing rate available to the Company and credited to additional paid-in capital.

[b]     As of December 31, 2005, the Company had the following outstanding loan from Xinhua Bookstore, the non-controlling interest shareholder owning a 40% interest in Xinhua C&D, as set out below. The loans are unsecured and repayable on July 31, 2006. Interest is payable quarterly based on the cost of funding of the loans to Xinhua Bookstore. Total interest paid for the six months was $512,737 (RMB4,154,911) [June 30, 2005 - $446,061 (RMB3,691,3820).
                                                                                                                                               $

Shareholder loans: consist of six loans totaling RMB132,900,000
    [June 30, 2005 – RMB140,600,000 ($16,989,910)], bearing
    interest at 5.48% to 5.74% per annum, interest is payable quarterly.                              16,471,463

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

8. RELATED PARTY TRANSACTIONS (cont’d.)

Xinhua Bookstore has an option to require the Company to provide the buildings owned by Xinhua C&D as security to the loans. As of December 31, 2005, Xinhua Bookstore has not executed this option.  Pursuant to a letter of confirmation dated October 7, 2005, Xinhua Bookstore has agreed to reduce the loan extended to Xinhua C&D should any receivables acquired by Xinhua C&D become uncollectible.

[c]     During the six months ended December 31, 2005, Xinhua C&D rented facilities, including office and warehouse, from Xinhua Bookstore.  The total rental expense was $221,964 (RMB1,798,660) [June 30, 2005 - $169,745 (RMB1,404,727)]. Xinhua Bookstore charged utilities (water and electricity) for the rented facilities with a total amount of $113,189 (RMB917,213) [June 30, 2005 - $58,862 (RMB487,117)] and property management fee of $38,626 (RMB 313,000) [June 30, 2005-$0]. As at December 31, 2005, Xinhua Bookstore owes Xinhua C&D $151,075 (RMB 1,281,952) [June 30,2005 - balance owed to Xinhua Bookstore was $302,579 (RMB 2,503,994)].

[d]     During the six months ended December 31, 2005, Xinhua C&D made purchases in the normal course of business totaling $50,041 [June 30, 2005 - $217,351] from vendors in which Xinhua Bookstore is a major shareholder as follows:

	Six months ended		Year ended
	Dec.31, 2005		Jun. 30, 2005
	RMB	$	RMB	$

Shanghai Donghua Books Distribution and Agency Co., Ltd.	243,331	30,028	2,700	326
Jinhua Books Distribution Co., Ltd.	162,173	20,013	1,330,285	160,750
Nanhai Xinhua (Beijing) Culture Development Co., Ltd.	-	-	465,702	56,275

	405,504	50,041	1,798,687	217,351

As of December 31, 2005, the balances owed to following companies totaling $620,434 (RMB 5,005,971) [June 30, 2005 - $234,836 (RMB1,943,186)].

	Six months ended		Year ended
	Dec.31, 2005		Jun. 30, 2005
	RMB	$	RMB	$

Shanghai Donghua Books Distribution and Agency Co., Ltd.	165,202	20,475	(4,335)	(524)
Jinhua Books Distribution Co., Ltd.	4,134,172	512,384	1,563,101	188,883
Nanhai Xinhua (Beijing) Culture Development Co., Ltd.	706,597	87,575	384,420	46,477

	5,005,971	620,434	1,943,186	234,836

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

8. RELATED PARTY TRANSACTIONS (cont’d.)

[e]     During the six months ended December 31, 2005, Xinhua C&D made sales in the normal course of business totaling $2,447,291 (RMB19,831,421) [June 30, 2005 - $1,606,713 (RMB13,296,346)] to companies in which Xinhua Bookstore is a major shareholder as follows:

	Six months ended		Year ended
	Dec. 31, 2005		Jun. 30, 2005
	RMB	$	RMB	$

Xinhua Audio Video Lease and Distribution Co., Ltd.	2,027,462	250,198	765,441	92,495
Beijing Xinhua Qiusuo Books Chain Store Co., Ltd.	1,879,311	231,916	5,320,781	642,956
Jinhua Books Distribution Co., Ltd.	12,377	1,527	510	62
Chengdu Distribution Branch	5,064,173	624,943	1,338,892	161,790
Liaoning Distribution Branch	10,848,098	1,338,707	5,870,722	709,410

	19,831,421	2,447,291	13,296,346	1,606,713

As of December 31, 2005, Xinhua C&D is owed a total of $4,150,698 (RMB33,489,895) [June 30, 2005 - $5,926,629 (RMB49,045,822)], representing approximately 12% [June 30, 2005 – 12%] of trade amounts receivable outstanding, from companies in which Xinhua Bookstore is a major shareholder as follows:

	Dec. 31, 2005		Jun. 30, 2005
	RMB	$	RMB	$

Xinhua Audio Video Lease and Distribution Co., Ltd.	1,532,100	189,887	1,530,536	184,948
Beijing Xinhua Qiusuo Books Chain Store Co., Ltd.	8,204,742	1,016,886	15,458,023	1,867,926
Jinhua Books Distribution Co., Ltd.	13,303	1,649	7,956,730	961,480
Chengdu Distribution Branch	5,234,218	648,723	5,863,017	708,479
Liaoning Distribution Branch	18,505,532	2,293,553	18,237,516	2,203,796

	33,489,895	4,150,698	49,045,822	5,926,629

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

8.  RELATED PARTY TRANSACTIONS (cont’d.)

[f]     For the six months ended December 31, 2005, Xinhua C&D made purchases in the normal course of business amounting to $1,524,797 (RMB12,356,062) [June 30, 2005 - $730,329 (RMB6,043,838)] and as at December 31, 2005, owes a total of $6,134,140 (RMB49,493,306) [June 30, 2005 – 5,328,665 (RMB44,097,367)] to seven minority shareholders in Xinhua C&D who collectively held a 2% interest in the company, as follows:

	6 months ended		Year ended
	Dec.31, 2005		Jun. 30, 2005
	RMB	$	RMB	$

People’s Publishing House	5,509,301	682,816	4,324,420	522,557
Sanlian Bookstore	1,532,640	189,953	1,224,129	147,922
China Map Publishing House	12,829,518	1,590,075	10,794,073	1,304,341
Commercial Press	21,821,679	2,704,552	21,112,573	2,551,214
People’s Literature Publishing House	6,183,380	766,361	4,275,443	516,639
The Great Encyclopedia of China Publishing House	1,069,973	132,611	1,232,304	148,910
Jieli Publishing House	546,815	67,772	1,134,425	137,082

	49,493,306	6,134,140	44,097,367	5,328,665

Total amount due to the publishers/minority shareholder of Xinhua C&D represents 8.1% [June 30, 2005 – 7.2%] of total trade accounts payable amount.

[g]     During the six months ended December 31, 2005, Xinhua C&D has generated sales of $7,632,246 (RMB61,847,237) [June 30, 2005 - $10,818,090 (RMB89,525,105)] from sales to various retail bookstores that are owned by the respective state owned entities where they are located. At December 31, 2005, the total amount owed by these retail bookstores represents approximately 55% [June 30, 2005 – 56%] of trade accounts receivable outstanding.

[h]     During the six months ended December 31, 2005, the Company incurred $60,000 [June 30, 2005 - $102,428] consulting fees to director of the Company. This amount was included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

[i]     Included in other receivable at December 31, 2005, $131,312 (RMB1,059,491) is owed from Beijing Veyu Information & Technology Development Ltd., a related company by the way of a common director.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

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

The Company granted options which vest over a period of over 27 months and charged $1,873,763 and $3,534,507 stock-based compensation relating to selling, general and administrative expenses to operations for the six months ended December 31, 2005 and the year ended June 30, 2005 respectively by applying the fair value method in accordance with SFAS No. 123.  During the six months ended December 31, 2005, no options were granted or exercised.  The fair value of the stock options granted for the year ended June 30, 2005 was estimated at $1.54 per share, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: risk-free interest rate of 3.26%, dividend yield of 0%, volatility of 80% and expected lives of 3.77 years.

The following is a summary of the stock option information:

                                                                                                                                              Weighted Average
                                                                                                                Shares                     Exercise Price
                                                                                                                     #                                      $

Granted in September 2004                                                                  4,100,000                            $2.40
Granted in October 2004                                                                         180,000                            $2.91
Forfeited                                                                                                  (95,000)                           $2.50
Granted in February 2005                                                                          20,000                            $4.70
Exercised in March 2005                                                                           (7,700)                           $2.62
Exercised in May 2005                                                                            (93,000)                           $2.40
Options outstanding at June 30, 2005                                                   4,104,300                            $2.43

Expired                                                                                                  (127,300)                           $2.40
Options outstanding at December 31, 2005                                          3,977,000                             $2.41

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

9. STOCK OPTION PLAN (cont’d.)

Options outstanding	Options exercisable

                                                          Weighted average       Weighted                                      Weighted
    Range of                Number               remaining         average exercise      Number       average exercise
exercise prices       outstanding          contractual life              price             exercisable              price
           $                            #                           #                               $                         #                          $
  2.01 - 3.00               3,957,000                 3.67                         2.40                3,223,500                2.41
  4.01 - 5.00                    20,000                 0.67                         4.70                     11,000                4.70
                                  3,977,000                 3.65                         2.43                3,234,500                2.41

As of December 31, 2005, there was approximately $1 million [June 30, 2005 - $3 million] of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4 months [June 30, 2005 – 10 months].

10. SEGMENTED INFORMATION

The Company operates exclusively in the publication distribution sector. The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. All the revenues are generated in China. The Company’s assets by geographical location are as follows:

                                                                                                           Dec. 31, 2005            Jun. 30, 2005
                                                                                                                    $                                  $
Assets
North America                                                                                       1,301,222                         80,561
China                                                                                                 103,449,772                102,663,034
Total                                                                                                  104,750,994                102,743,595

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

11. COMMON STOCK AND WARRANTS

[a]     During the year ended June 30, 2005, the Company completed a private placement with certain individuals for 622,690 units at $3.25 per unit for total cash proceeds of $2,023,800. Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant. The warrants will expire on the earlier of:

(i)     two years from the date of issuance; and

(ii)     fifteen business days from date that the Company provides notice in writing to the subscriber that the Company’s common shares have been trading or traded at a price of $7 or more for a period of ten days.

The warrants shall have an exercise price of $4.50 per warrant for the first twelve months, and if still available after twelve months, the warrants shall have an exercise price of $4.60 per warrant starting on the first day of the second twelve month period and increasing by $0.10 on the first day of each subsequent month thereafter until expiration of the warrants. As at December 31, 2005, all of the warrants totaling 311,345 associated to the private placement remained outstanding.

[b]     Share Purchase Warrants

On December 13, 2005, The Company issued to the holder of the convertible debenture 1,035,000 warrants. One share purchase warrants is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010. As at December 31, 2005, 1,035,000 warrants remained outstanding (also see note 7).

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

The carrying value of cash and restricted cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties and loans payable approximate their fair value. Interest expense is subject to the risk arising from interest rate changes.  Interest rates have been stable in China and that the loans obtained by the Company are all current.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

12. FINANCIAL INSTRUMENTS (cont’d)

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

The Company is exposed to the risk arising from changing interest rates.

13. COMMITMENTS

[a]     At December 31, 2005, capital commitments in relation to the installation of plant and equipment amount to $170,000 [June 30, 2005 - $170,000].

[b]     Pursuant to the Investment Agreement, Pac-Poly and Boheng jointly committed to contribute a total of $20.9 million into Xinhua C&D. At December 31, 2005, total amount contributed is approximately $4.2 million [June 30, 2005 - $4.2 million] with the balance of approximately $16.7 million [June 30, 2005 - $16.7 million] to be contributed on or before July 31, 2006.

[c]     The debt financing agreement (note 7) is collateralized by all tangible and intangible assets of the Company.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2005                                                                                                           (Expressed in U.S. dollars)

14. DISTRIBUTION OF PROFITS

Pursuant to Chinese company law applicable to foreign investment companies, the Company’s subsidiaries, Xinhua C&D and Boheng, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve. The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity. The dedicated reserves are not distributable other than upon liquidation. As both Xinhua C&D and Boheng have recorded losses for the 6 months ended December 31, 2005, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, the Company’s subsidiaries are required to transfer at the discretion of its board of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund. As both Xinhua C&D and Boheng have recorded losses for the 6 months ended December 31, 2005, no transfer to the staff welfare and bonus fund was made.

15. SUBSEQUENT EVENT

Subsequent to December 31, 2005, the Company was informed that the institutional investor of the debt financing agreement (note 7) was considering refinement to the terms of the second and third closings of the agreement. This refinement has no impact on the $1,250,000 convertible debenture already issued at the first closing on December 13, 2005.

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

The Company, through its subsidiaries Pac-Poly and Boheng, primarily operates in China. Both Pac-Poly and Boheng are investment holding companies jointly owning a 57.67% interest in Xinhua C&D.  Xinhua C&D is authorized to distribute books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified advertisements in China. For the year ended June 30, 2005 and the three and six months ended December 31, 2005, the Company and its subsidiaries had focused on the book distribution business only.

Plan of Operation

On December 31, 2005 we had a working capital deficiency of $34,396,233, while on June 30, 2005, the working capital deficiency was $13,649,558. We have remained solvent due to funding from our shareholders, proceeds of a private placement, issuance of a convertible debenture as well as exercise of options.  During the next year we anticipate that we will have to raise capital in the form of equity financing from the sale of our common stock or some equivalent financing. However, we do not have financing arranged and cannot provide investors with assurance that we will be able to raise sufficient funding from the sale of common stock to fund our anticipated business in China.  In the absence of such timely financing, our business plan could well be subject to modification.

The annual financial statements that were recently filed with the 10-KSB filing for the year ended June 30, 2005 were the first we produced which we consolidated with the wholly-owned subsidiary Pac-Poly and the ninety-five percent owned subsidiary Boheng; the statements include the operations of the new operating subsidiary Xinhua C&D.  Xinhua C&D comprises the former circulation and distribution operations of the Xinhua Bookstore Head Office.  For the foreseeable future, our earnings will most likely be exclusively derived from Xinhua C&D.  The subsidiary commenced operation on February 1st 2005, and the quarter included the 10-day Lunar New Year holiday period during which distribution operations were at a minimal level.  Thus, the annual report reflected the operating results of five months.  Since inception, management has been clearing out old stock, recognizing and reducing delinquent receivables and realizing uncollectible items while implementing modern systems, including computer systems.

Xinhua C&D currently serves over 7,000 clients.  Xinhua C&D also has the authorization to distribute newspapers, periodicals, and electronic publications should it so choose.  At present the focus is entirely on books.

Our goal is to modernize and expand retail book distribution in China on a national scale, and maximize opportunities in one of the largest and fastest growing economies in the world through the only existing national license in the country.  Xinhua C&D is authorized to conduct the publication and distribution business nationwide and provide worldwide publishers a conduit to directly distribute publications throughout China rather than seek approval in each province.

The local and regional distribution business for books is competitive and fragmented in China.  Estimates range up to 500 as to the number of entrants in this field.  It is our plan that economy of scale, relationships with Chinese publishers and also with sub-distributors and retailers and our nationwide scope which allows us the flexibility to distribute books in any region will assist us in maintaining and enhancing our competitive position.  The operations of the business are seasonal: winter and spring comprise typically two-fifths of revenues, and summer and fall comprise the remaining three-fifths.  To a degree this is the influence of the academic terms of schools and universities.  We intend eventually to expand our business into other areas of media distribution to minimize the influence of seasonality.

Results of Operations

Net sales of $9,146,838 and $25,215,829 after taking into account sales discounts and sales return allowances, were generated during the three and six months period ending December 31,2005. We had a gross profit of $ 1,044,443 and $ 2,771,007 which represents a gross margin of 11.4% and 10.8% on sales revenues.  However, gross profits were less than selling and general administrative expenses.  Compared with net sales of $15,496,537 for the five months ended in June 30, 2005, Xinhua C&D experienced surges in sales due to seasonality in the three and six months periods.  The gross profit for the year ended June 30, 2005 with five months operation from February 1, 2005 was $1,912,071 with a gross margin of 12.3%.  Approximately fifty four percent of Xinhua C&D’s first quarter sales revenue came from textbook sales, which have a lower margin than general books; while the second quarter was our anticipated peak sales period, text book sales only accounted for thirty percent of total sales, increased in non text books sales contributed to a higher gross margin.  Included in the selling, general and administrative expenses during the three and six months period were salaries and benefits of $736,261 and 1,543,240, rental expenses of $155,328 and 267,702, depreciation expenses of $345,924 and 417,049.  The total expenses for the year ended June 30, 2005 with five months operation from February 1, 2005 was $4,211,480.  We plan to reduce expenses; however there are no assurances that expenses can be reduced.  We have a stock option plan and for the three and six months periods stock-based compensation charge was $918,550 and $1,873,763,  while the stock-based compensation for the year ended June 30, 2005 was $3,534,507. There is approximately $1 million remaining of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of the next 4 months.

We have paid and accrued $495,743 and $785,467 of interest expense during the three and six months periods [year-ended June 30, 2005: $520,875] of which $273,697 and $512,737 [year-ended June 30, 2005: $446,061] was interest based on the costs of funding of loans received from a related party, Xinhua Bookstore for $16,471,463 [year-ended June 30, 2005: $16,989,910].  We have allocated $168,383 and 256,594 [year-ended June 30, 2005: $636,491] of losses applicable to non-controlling shareholders in the subsidiary company operations. We anticipate that the rate of investment will continue to be high over the next two years as we convert to systems implementing real-time controls, expend resources and legal costs to develop co-marketing agreements and create new operating teams to improve logistics for the rapid supply of books and other media to clients and to speed up collection of accounts.

Based on analysis of collectibility of accounts receivable, we have made provision of $10,253,803 for doubtful accounts. This provision represents 26.4% of total accounts receivable.  Based on the analysis of inventory aging information, we have set up an allowance of $2,478,775 for slow moving and obsolete inventory, about 13.5% of total inventory.

We posted a net loss of $2,125,705 and $3,841,600 for the three and six months period ended December 31, 2005.  For the year ended June 30, 2005 with five months operation since February 1, 2005, the loss was $5,651,870.

Prior to the acquisition of Xinhua C&D, we were a mineral exploration company, called Camden Mines Limited. As our new line of business has no relation to mineral exploration, a comparison to financial reports of prior quarters cannot give meaningful guidance to investors.  It will be some time before financial analysis can show a clear pattern or trend emerging and being reflected in our statements.

Because our new business affairs (book distribution) are unrelated to prior ventures (mineral exploration) the financial statements between this and the corresponding period in the prior year are essentially incomparable and have not been provided.

Liquidity and Capital Resources

We have incurred a net loss of $5,651,870 and $3,841,600 for the year ended June 30, 2005 and the six months ended December 31, 2005 respectively.  The accumulated deficit increased by $3,841,600 to $9,493,470.  We have working capital deficiency of $34,396,233 as of December 31, 2005 and working capital deficiency of $13,649,558 as of June 30, 2005.  The shareholders' equity changed from a positive of $204,326 as of June 30, 2005 to a deficiency of $1,574,970 at December 31, 2005.  The amount due to Xinhua Bookstore as well as the commitment to contribute the balance of the equity injection into C&D becomes current, i.e. within 12 months.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended December 31, 2005, the Board approved the issuance of convertible debentures that will raise around $4 million, if fully subscribed of which $1,250,000 has been completed.  Our ability to continue as a going concern is dependent upon maintaining profitable operations, completion of the issuance of the convertible debentures and continued financial support from the major shareholders. There are no assurances that we will be successful in archiving these goals.

We anticipate that we will continue to raise capital in the form of equity financing from the sale of common stock but we do yet have sufficient financing arranged.  As such we cannot provide investors with assurance that we will be able to raise sufficient funding from the sale of common stock to fund our anticipated business in China.  We are currently reviewing sources of financing by issuance of shares, debt instruments or combinations of debt and equity to fund the remaining approximate $16.8 million commitment to Xinhua C&D by July 31, 2006.  We may also negotiate or arrange bridge loans to meet the investment commitment.  Our ability to continue as a going concern is dependent upon achieving profitable operations, the completion of the issuance of convertible debentures and continued financial support from our major shareholders.  There are no assurances that we will be successful in meeting our $16.8 million investment commitment for our operations in China and continuing as a going concern.

Research and Development

We are involved in book distribution, and have not incurred any research or development expenditures since we began operations.

Shareholders

As not all beneficial shareholders have their shares registered in their names, the total number of shareholders is not known; however the Secretary has examined the available lists and estimates there are a minimum of 120 shareholders.

Dividends

Other than the stock dividend of two additional shares for each one share outstanding, which was effective July 29, 2004 and the stock dividend of four additional shares for each one share outstanding, which was effective May 15, 2001, our Board of Directors has never declared a dividend on our common stock.  Our previous losses do not indicate the payment of cash dividends, and we do not expect to pay dividends on our common stock in the foreseeable future.

Risk Factors; Uncertainties

Management of risks is a key responsibility of management. We share many risks in common and known to other enterprises in the industry of book publishing. The following is not an exhaustive list of risks or uncertainties that may affect us now or in the future. And there is of course the risk that new risk factors will arise over time, and risks that management has failed to note, or risks that we now think inconsequential, may arise.

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

Seasonality

Xinhua C&D distributes both general books and colleges and universities textbooks. In the three months ended December 31, 2005, Xinhua C&D experienced surge in sales due to seasonality.  Approximately fifty four percent of Xinhua C&D’s first quarter sales revenue came from textbook sales Chinese colleges and universities start fall and spring terms in September and February each year.  The educational institutions will stock up textbooks usually one or two months prior to the start of each term.  The seasonality pattern of Xinhua C&D will see higher than usual sales revenue in the months of July, August, September, October and November.

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

Going Concern

We have incurred a net loss of $5,651,870 and $2,125,705 for the year ended June 30, 2005 and three months ended December 31, 2005, respectively.  We have a working capital deficiency of $34,396,233 and a shareholders’ deficiency of $1,574,970 as of December 31, 2005.  We have contractual commitment to invest $16.8 million into Xinhua C&D by July 31, 2006, at this time, we do not have sufficient funding arrange.  These factors raise substantial doubt about our ability to continue as a going concern.

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

$21,004,108 of our debt is current liabilities and loans from related parties, with the short-term liabilities within the year, unless extended.  This could affect our status as a going concern and also represents a concentration of risk which could pose a serious concern from an interruption of business or an unforeseen and unanticipated damaging of our ability to collect receivables. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year.

During the six month ending December 31, 2005 we entered into a debt financing agreement.  We anticipate issuing up to $4,000,000 in secured convertible debentures, of which $1,250,000 has been completed. The debentures will mature 5 years from the issuance date. The interest rate is 2% per annum, compounded monthly.  We have the right to redeem the debenture with the redemption price 135% of the face amount plus accrued interest.  The debentures are convertible at the holders’ option.  The debentures are secured by all of our assets and property.  We have issued 20,000,000 shares of common stock as “security stock” and delivered these shares to the escrow agent.  If there is an event which is a default under the convertible debentures provisions, the escrow shares will be distributed to the debenture holders upon receipt of a conversion notice and in accordance with the terms of the convertible debentures and the securities purchase agreement.

Tax and Legal Systems in China

We conduct our business in China through our subsidiaries. China currently has a number of laws related to various taxes imposed by both federal and regional governmental authorities. Applicable taxes include value-added tax, corporate income tax, and payroll and worker and welfare taxes, along with others. Laws related to some of these taxes have not been in force for a significant period, in contrast to more developed market economies and regulations for their implementation are often unclear or incomplete. Often, differing opinions regarding legal interpretation exist both among and within government ministries and organizations; thus creating uncertainties and areas of conflict. Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, who are enabled by law to impose severe fines, penalties and interest charges. These facts create tax risks in China substantially more significant than typically found in countries with more developed tax systems.

We believe that we are in substantial compliance with the tax laws affecting our operations; however, the risk remains that the relevant authorities could take differing positions with regard to interpretive issues and the effect could be significant. The fact that a year has been reviewed does not close that year, or any tax declaration applicable to that year, from further review.

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

Intellectual Property

Intellectual property (“IP”) rights are evolving in China, trending towards international norms. We are involved for the time being mainly in distribution and have not had significant involvement in IP. The application of IP rights to protect our foreign clients’ and partners’ media is necessary and we must rely in part on the expertise of the Xinhua Bookstore and the services of the Beijing Ying Ke law firm we have retained. Protections are needed at a minimum against piracy; legal action may be needed and all legal action involves risk and expenses.

Competition

Foreign direct investment in China has increased rapidly in the last 20 years and the investment environment has further improved to encourage foreign and local investors to invest in fields other than those considered by the government of the PRC to be sensitive. Our field of publication and distribution has been opened up to new foreign investment subject to PRC government guidelines.  Many companies are involved in the publishing and distribution of literary and entertainment material. There is no guarantee that other competitors will not become involved in business similar to ours. The Company’s only answer is to move cogently forward in an orderly manner using its marketing experience to broaden the quantity and quality of new titles (domestic and foreign) placed before an avid Chinese audience.

If we are successful in providing better and faster service at lower unit costs to our customers and business affiliates then it seems sure that ‘copycats’ will quickly arise, and while imitation is the sincerest form of flattery, it may not help the business model.

Restructuring

Our operating subsidiary must acquire new staff and potentially release others, and retain the most capable employees. We must also implement improved practices and systems and move to new premises over the next two years. While the need for these changes is well understood they may still cause stress.

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

Funds Remittance

Pursuant to Chinese company law applicable to foreign investment companies, the Company’s subsidiaries, Xinhua C&D and Boheng, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve.  The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity.  The dedicated reserves are not distributable other than upon liquidation.  As both Xinhua C&D and Boheng have recorded losses for the six months ended December 31, 2005, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, the Company’s subsidiaries are required to transfer at the discretion of its board of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.  As both Xinhua C&D and Boheng have recorded losses for the 6 months ended December 31, 2005, no transfer to the staff welfare and bonus fund was made

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                                                                                     Xinhua China Ltd.

Date: February 22, 2006                                                               Per:      /s/ Clement Wu
                                                                                                     Clement Wu, Chief Financial Officer
                                                                                                     and a Director