Form 10-Q
period 2006-03-31
XINHUA CHINA LTD
filed 2006-05-15
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006	Commission File Number 000-33195

XINHUA CHINA LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0437644 (IRS Employer Identification No.)

A-11 Chaowai Men Property Trade Center Office Building No. 26 Chaoyanmen Wai Street, Chaoyang District, Beijing, People’s Republic of China (Address of Principal Executive Offices)	100020 (Zip Code)

86-10-85656588 (Issuer’s telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a non-accelerated.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated Filer  __  Accelerated Filer  __  Non-accelerated Filer   X

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

Yes        No

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 12, 2006
Common Stock, $0.00001 par value	61,779,765

Table of Contents

PART I FINANCIAL INFORMATION
Forward Looking Statements..................................................................................... 4

Item 1	Financial Statements...................................................................................................... 4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of
Operations.................................................................................................................... 5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk......................................... 11

Item 4.	Controls and Procedures............................................................................................. 12

Part II OTHER INFORMATION

Item 1.	Legal Proceedings....................................................................................................... 12

Item 1A.	Risk Factors................................................................................................................ 13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds........................................ 20

Item 3.	Defaults Upon Senior Securities................................................................................... 20

Item 4.	Submission of Matters to a Vote of Security Holders.................................................... 20

Item 5.	Other Information........................................................................................................ 20

Item 6.	Exhibits....................................................................................................................... 20

Signatures.................................................................................................................... 21

FORWARD LOOKING STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2005 included in the annual report previously filed on Form 10-KSB.  In the opinion of management all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included.

Xinhua China Ltd. (the “Company”) cautions readers that certain important factors (including, without limitation, those set forth in this Form 10-Q) may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this quarterly report or that are otherwise made by or on behalf of the Company.  For this purpose any statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as "may," "except," believe," anticipate," "intend," "could," estimate" or "continue," or the negative or other variations of comparable terminology, are intended to identify forward-looking statements.  In assessing forward-looking statements contained in this quarterly report on form 10-Q, readers are urged to read carefully all cautionary statements.  Among risks and uncertainties are the possibilities that the Company will not: successfully execute its business plan, that its management may not be able to carry out the business plan and that there may not be adequate capital or there may be lack of success for technical, economic or other reasons related to the Company’s distribution business.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

Xinhua China Ltd.
(formerly Camden Mines Limited)
(Expressed in United States dollars)
March 31, 2006
(Unaudited)

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED BALANCE SHEETS
[Basis of presentation and going concern uncertainty – See Note 1]
(Expressed in U.S. dollars)

(Unaudited)

	Mar. 31, 2006	Jun. 30, 2005

Assets [note 7]
Current Assets
Cash	$2,840,377	$1,336,269
Restricted Cash	-	362,516
Account Receivable, including related party receivables of $3,739,283 (June 30, 2005 - $5,926,629) [notes 3, 8(e) and 8(i)]	40,406,161	39,166,242
VAT receivable	3,930,417	5,964,445
Inventories [note 4]	18,613,396	17,445,410
Prepayments	63,737	126,917

Total Current Assets	65,854,088	64,401,799

Property, plant and equipment [note 5]	26,973,968	26,000,804
National distribution right	6,366,844	6,167,000
Goodwill	6,373,978	6,173,992
Total Assets	$105,568,878	$102,743,595

Liabilities and Shareholder Equity
Current Liabilities
Account payable and accrued liabilities [notes 6, 8(d) and 8(f)]	$82,258,756	$76,231,392
Due to related parties [notes 8(a), 8(b), 8(c) and 8(j)]	19,784,018	1,819,965

Total Current Liabilities	102,042,774	78,051,357
Convertible debenture, net of discount of $2,100,823 [note 7]	1,149,177	-
Warrants and conversion feature[note 7]	3,070,062	-
Loans from related parties [note 8]	-	19,514,229

Total Liabilities	106,262,013	97,565,586

Non-controlling interest	4,247,216	4,973,683

Shareholders’ Equity (Deficiency) Commitments [note 13]
Common stock, $0.00001 par value, authorized 500,000,000, outstanding 61,779,765 [note 11]	618	618
Additional paid-in capital [note 11]	8,900,141	5,855,525
Accumulated other comprehensive Income	10,984	53
Accumulated deficit [note 14]	(13,852,094)	(5,651,870)

Total Shareholders’ Equity (Deficiency)	(4,940,351)	204,326

Total Liabilities and Shareholders’ Equity	$105,568,878	$102,743,595

See accompanying notes                                                                                                                          F-1

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)

		3 months Ended Mar. 31, 2006		9 months Ended Mar. 31, 2006		12 months Ended June 30, 2005

Revenue
Sales revenue [note 8]		$7,780,796		$32,996,625		$15,496,537
Cost of sales [note 8]		6,863,891		29,368,713		13,584,466

Gross profit		916,905		3,627,912		1,912,071

Expenses
Selling, general and administrative [notes 8 and 9]		5,124,987		11,400,995		7,745,987

Operating loss before interest, other income (expense) and income tax		(4,208,082)		(7,773,083)		(5,833,916)
Interest and other income		38,966		291,241		66,430
Interest expense [notes 7 and 8]		(1,419,077)		(2,204,544)		(520,875)
Income tax		-		-		-

Loss before non-controlling interest		(5,588,193)		(9,686,386)		(6,288,361)
Non-controlling interests share of loss		1,229,568		1,486,162		636,491

Net loss for the period		$(4,358,625)		$(8,200,224)		$(5,651,870)
======================================	==	=============	==	=============	==	=============
Loss per share - basic and diluted		$(0.07)		$(0.13)		$(0.10)
======================================	==	=============	==	=============	==	=============

Weighted average number of shares outstanding
- Basic and diluted		61,779,765		61,779,765		55,733,786
======================================	==	=============	==	=============	==	=============

See accompanying notes                                                                                                                                        F-2

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Comprehen-sive income	Other Comp-rehensive income	Accumulated Deficit	Total Shareholders'
	# Shares	Amount	Capital	(loss)	(loss)		Equity (Deficit)
		$	$	$	$	$	$

Recapitalization as a result of reverse acquisition [note 1]	35,000,000	350	(350)
Recapitalization to effect the acquisition of Camden [note 1]	61,056,375	611	(16,982)				(16,371)
Cancellation of common stock as part of reverse acquisition [note 1)	(35,000,000)	(350)	350
Issuance of common stocks due to option exercise	100,700	1	243,373				243,374
Issuance of common stocks and warrants from a private placement	622,690	6	2,023,794				2,023,800
Stock-based compensation			3,534,507				3,534,507
Imputed interest on interest free advances from related parties			70,833				70,833
Components of comprehensive income (loss)
- Foreign currency translation				53	53		53
- Net loss for year ended June 30, 2005				(5,651,870)		(5,651,870)	(5,651,870)

Comprehensive loss				(5,651,817)

Balance, June 30, 2005	61,779,765	618	5,855,525		53	(5,651,870)	204,326
Stock-based compensation			2,814,976				2,814,976
Imputed interest on interest free advances from related parties			229,640				229,640

Components of comprehensive income (loss)
- Foreign currency translation				10,931	10,931		10,931
- Net loss for period ended March 31, 2006				(8,200,224)		(8,200,224)	(8,200,224)

Comprehensive loss				(8,189,293)

Balance, March 31, 2006	61,779,765	618	8,900,141		10,984	(13,852,094)	(4,940,351)

See accompanying notes                                                                                                                                                                      F-3

Xinhua China Ltd.
(formerly Camden Mines Limited)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

	3 months Ended March. 31, 2006	9 months Ended March. 31, 2006	12 months ended Jun. 30, 2005

OPERATING ACTIVITIES
Net loss for the period	$(4,358,625)	$(8,200,224)	$(5,651,870)
Items not involving cash:
Depreciation of property and equipment	213,766	476,432	116,061
Provision of doubtful amount	1,576,512	1,576,512	-
Stock-based compensation	941,213	2,814,976	3,534,507
Non-controlling interests share of loss	(1,229,568)	(1,486,162)	(636,491)
Imputed interest expenses	63,229	229,639	70,833
Amortization of deferred financing costs and fair value
conversion feature	1,049,727	1,229,779	-
Other assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,260,602)	659,865	(4,863,919)
Inventories	(158,612)	(597,659)	412,080
Prepayments	165,661	66,536	556,439
Accounts payable and accrued liabilities	3,850,162	4,042,020	3,876,497

Cash provided by (used in) operating activities	(147,137)	811,714	(2,585,863)

INVESTING ACTIVITIES
Cash acquired in connection with acquisition of Xinhua C&D	-	-	353,249
Acquisition of buildings and equipment	(201,889)	(606,295)	(153,153)

Cash provided by (used in) investing activities	(201,889)	(606,295)	200,096

FINANCING ACTIVITIES
Loans from shareholders	(2,172,889)	(2,715,350)	2,833,318
Contribution from non-controlling interests of Xinhua C&D	-	606,098	169,174
Repayment on advances from related parties	-	-	(1,185,114)
Proceeds from Convertible Debenture	1,976,000	2,989,460	-
Restricted cash	-	371,080	(362,516)
Share issued for cash	-	-	2,267,174

Cash provided by financing activities	(196,889)	1,251,288	3,722,036

Increase (decrease) in cash	(545,915)	1,456,707	1,336,269
Translation of foreign currency	19,288	47,401	-
Cash, beginning of period	3,367,004	1,336,269	-

Cash, end of period	$2,840,377	$2,840,377	$1,336,269

Supplemental disclosure of cash flow information:
Cash paid for interest	$306,120	$745,126	$450,042
Cash paid for income taxes	$-	$-	$-

See accompanying notes                                                                                                                                                     F-4

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN UNCERTAINTY

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended June 30, 2005 included in the annual report previously filed on Form 10-KSB.  In the opinion of management all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included.

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

Nature of business

The Parent Company, through its subsidiaries Pac-Poly and Boheng, primarily operates in China. Both Pac-Poly and Boheng are investment holding companies jointly owning a 57.67% interest in Xinhua C&D. Xinhua C&D is authorized to distribute books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified advertisements in China. For the year ended June 30, 2005 and the nine months ended March 31, 2006, the Parent Company and its subsidiaries had focused only on the book distribution business.

Xinhua C&D distributes both general books and colleges and universities textbooks. In the third quarter ended March 31, 2006, Xinhua C&D experienced a decrease in sales due to seasonality.  Chinese colleges and universities start fall and spring terms in September and February each year. The educational institutions will stock up textbooks usually one or two months prior to the start of each term. The seasonality pattern of Xinhua C&D usually results in sales revenue in the months of July, August, September, October and November being higher than those of the remaining months in the year.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN UNCERTAINTY (cont’d)

Going concern uncertainty

These financial statements have been prepared on a going concern basis which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.  The Company has incurred significant losses.  It has a working capital deficiency of $36,188,686 and a shareholders’ deficiency of $4,940,351 as of March 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company achieving profitable operations, successful equity and debt financing and continued financial support from its creditors and major shareholders. There are no assurances that the Company will be successful in achieving these goals.

The Company has a contractual commitment to invest in Xinhua C&D by July 31, 2006 [note 13(b)]. The Company has no funding arranged at this time.  The Company is currently in discussion with other shareholders of Xinhua C&D regarding alternative investment arrangements.

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

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

[d] Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. SFAS 123(R) shall be effective for the Company commencing June 1, 2006.  The adoption of this new accounting pronouncement does not have a material impact on the Company’s consolidated financial statements.

3. ACCOUNTS RECEIVABLE

                                                                                                                   Mar. 31, 2006                Jun. 30, 2005
Trade accounts receivable                                                                             $48,310,198                  $43,135,137
Trade accounts receivable – related parties [note 8(e)]                                     3,562,762                      5,926,629
Allowance for doubtful accounts                                                                    (11,911,241)                   (9,997,319)
                                                                                                                      39,961,719                    39,064,447
Other receivable, including related party receivable
of $176,521 [June 30, 2005-nil] [ note 8(i)]                                                     444,442                         101,795
Total                                                                                                             $40,406,161                  $39,166,242

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

4. INVENTORIES

                                                                                                                    Mar.31, 2006                Jun. 30, 2005
Books and publications                                                                                 $20,472,052                    18,730,348
Allowance for slow-moving and obsolescence                                                  (2,495,072)                   (2,585,725)
                                                                                                                       17,976,980                    16,144,623
Goods in transit                                                                                                    617,492                      1,264,689
Packaging materials                                                                                                18,924                           36,098
Total                                                                                                             $18,613,396                  $17,445,410

5. PROPERTY, PLANT AND EQUIPMENT

                                                                                                                    Mar. 31, 2006
                                                                                                                     Accumulated                   Net book
                                                                                  Cost                          Amortization                     Value
                                                                                     $                                        $                                    $

Land use right                                                       5,632,859                             56,329                        5,576,530
Buildings                                                             20,643,517                           206,435                      20,437,082
Equipment and machinery                                         999,426                           269,201                           730,225
Motor vehicles                                                         201,797                             52,238                           149,559
Leasehold improvement                                             96,686                             16,114                              80,572
Total                                                                  27,574,285                           600,317                       26,973,968

                                                                                                                     Jun. 30, 2005
                                                                                                                     Accumulated                   Net book
                                                                                  Cost                          Amortization                     Value
                                                                                     $                                        $                                    $

Land use right                                                      5,456,089                                       -                          5, 456,089
Buildings                                                            20,091,753                                       -                        20, 091,753
Equipment and machinery                                        420,583                             99,374                              321,209
Motor vehicles                                                        148,440                             16,687                              131,753
Total                                                                  26,116,865                           116,061                         26,000,804

The buildings comprise a warehouse and office complex. The construction of the buildings and the final inspection by the local government were completed in June, 2005. At March 31, 2006 the title of the land use right as well as the buildings remain vested with Xinhua Bookstore, the non-controlling interest shareholder owning 40% interest in Xinhua C&D. The Company is in the process of applying for the title documents of the land use right and buildings.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                                                   Mar. 31, 2006                Jun. 30, 2005
Trade accounts payable
[Including amounts in notes 8(d) and (f)]                                                   $79,172,800                  $73,341,068
Other payables                                                                                                  1,607,818                      1,095,168
Income and business taxes payable                                                                       748,565                         730,734
Accrued expenses                                                                                                552,619                         956,737
Salaries and benefits payable                                                                                176,954                         107,685
Total                                                                                                             $82,258,756                  $76,231,392

7. LONG TERM DEBT

On November 23, 2005, the Company entered a debt financing agreement (the “Agreement”) with an institutional investor, and on March 23, 2006, the Agreement was modified to include an additional institutional investor, who is an affiliate of the original institutional investor (both institutional investors collectively referred to as “the Investor” or “the Debenture Holder”).  The investor committed to purchase up to $4,000,000 of secured convertible debentures that shall be convertible into shares of the Company’s common stock. Of such total principal amount, $1,250,000, net of estimated discount of $231,000, was to be funded on the fifth business day after all the closing conditions have been satisfied and the Company had filed its quarterly report for the period ended September 30, 2005 (the “First Closing”); $2,000,000, net of estimated expenses of $24,000, was be funded upon the filing of the registration statement pursuant to the Investor Registration Rights Agreement dated November 23, 2005 with the SEC (the “Second Closing”); and $750,000 was to be funded upon the effectiveness of the Registration Statement (the “Third Closing”). The maturity dates of the three principal amounts are five years from the respective funding dates.

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

Pursuant to the Agreement, the Company has issued to the investor upon the First Closing 1,035,000 warrants, each warrant entitle the investor to purchase one share of the Company’s common stock at an exercise price of $.00001 per share for a period of five years.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

7. LONG TERM DEBT (cont’d.)

The convertible debentures and warrants contained registration rights whereby certain liquidated damages are required to be paid to the debenture holder in the event that the Company fails to register the shares under a preset timeframe, and remain effective for a preset time period. The Company has authorized the issuance of 20,000,000 shares as security stock.  The debenture holder has a right to demand issuance of the security stock upon an event of default described in the financing agreement.

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

The first and second closing of $1,250,000 and $2,000,000 were completed on December 13, 2005 and March 23, 2006 respectively, with net proceeds received of $1,013,460 and $1,976,000.  The discount to the debt is amortized using the interest rate method over the term of the debt.

In connection with the First Closing, net proceeds of $1,013,460 have been allocated to the debenture and warrants on based on the relative fair value of each security at the time of issuance.  Accordingly, $836,846 was allocated to the detached warrants.  The fair value of warrants were estimated using the Black-Scholes option-pricing model with the assumptions used as follows: risk free interest rate of 4.44%, dividend yield of 0%, stock price volatility of 80% and an expected life of the warrants 0.8 years.  The discount on the debenture as a result of the warrants is subject to accretion over the five-year term to maturity of the debenture and recorded as interest expense.  The warrants was presented as a liability in the financial statements in accordance with EITF No. 00-19 “ Accounting for derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The convertible debenture contains an embedded conversion feature.  For the nine months ended March 31, 2006, the company expensed a total amount of $1,196,158, which

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

7. LONG TERM DEBT (cont’d.)

represents the changes of the fair value of the conversion feature.. The conversion feature was accounted for as a derivative liability, with changes in fair value recorded in earnings each period, by applying EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature.

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

[a]   As of March 31, 2006, the Company had interest free loans totaling $2,372,209 [June 30, 2005 - $2,833,319]

	Mar. 31, 2006	June 30, 2005

Loan from shareholders including amounts in RMB 3,881,400 (June 30, 2005: RMB 20,890,900) payable on or before July 31, 2006	$984,219	$2,524,319
Loan from shareholders payable on demand	1,257,161	309,000
Loan from a corporation controlled by a shareholder of the Company in the amount of RMB 1,048,699 (June 30, 2005: Nil) payable on May 6, 2006	130,829	-

Total	$2,372,209	$2,833,319

Current portion	$2,372,209	$309,000

Long-term	$-	$2,524,319

These loans are non-interest bearing, a total interest expense of $229,639 [June 30, 2005 – 70,833] is imputed at 6% per annum, being the current borrowing rate available to the Company and credited to additional paid-in capital.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

8. RELATED PARTY TRANSACTIONS (cont’d.)

[b]   As of March 31, 2006, the Company had the following outstanding loan from Xinhua Bookstore, the non-controlling interest shareholder owning a 40% interest in Xinhua C&D, as set out below. The loans are unsecured and repayable on July 31, 2006. Interest is payable quarterly based on the cost of funding of the loans to Xinhua Bookstore. Total interest paid for the nine months was $740,386 (RMB5,985,653) [June 30, 2005 - $446,061 (RMB3,691,3820).

Shareholder loans: consist of six loans totaling RMB132, 900,000
    [June 30, 2005 – RMB140,600,000 ($16,989,910)], bearing
    interest at 5.48% to 5.74% per annum, interest is payable quarterly.                                                $16,579,755

Xinhua Bookstore has an option to require the Company to provide the buildings owned by Xinhua C&D as security to the loans. As of March 31, 2006, Xinhua Bookstore has not executed this option. Pursuant to a letter of confirmation dated October 7, 2005, Xinhua Bookstore has agreed to reduce the loan extended to Xinhua C&D should any receivables acquired by Xinhua C&D become uncollectible.

[c]   During the nine months ended March 31, 2006, Xinhua C&D rented facilities, including office and warehouse, from Xinhua Bookstore.  The total rental expense was $317,832 (RMB 2,569,515) [June 30, 2005 - $169,745 (RMB1,404,727)]. Xinhua Bookstore charged utilities (water and electricity) for the rented facilities with a total amount of $182,088 (RMB1,472,092) [June 30, 2005 - $58,862 (RMB487,117)] and property management fee of $58,074 (RMB 469,500) [June 30, 2005-nil]. As at March 31, 2006, Xinhua C&D owes Xinhua Bookstore $832,054 (RMB 6,669,577) [June 30, 2005 balance owed to Xinhua Bookstore was $302,579 (RMB 2,503,994)].

[d]   During the nine months ended March 31, 2006, Xinhua C&D made purchases in the normal course of business totaling $53,400 [June 30, 2005 - $217,351] from vendors in which Xinhua Bookstore is a major shareholder as follows:

	Nine months ended		Year ended
	Mar.31, 2006		Jun. 30, 2005
	RMB	$	RMB	$

Shanghai Donghua Books Distribution and Agency Co., Ltd.	178,189	22,041	2,700	326
Jinhua Books Distribution Co., Ltd.	253,523	31,359	1,330,285	160,750
Nanhai Xinhua (Beijing) Culture Development Co., Ltd.	-	-	465,702	56,275

	431,712	53,400	1,798,687	217,351

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

8. RELATED PARTY TRANSACTIONS (cont’d.)

As of March 31, 2006, the balances owed to following companies totaling $504,026 (RMB 4,074,819) [June 30, 2005 - $234,836 (RMB1,943,186)].

	Nine months ended		Year ended
	Mar.31, 2006		Jun. 30, 2005
	RMB	$	RMB	$

Shanghai Donghua Books Distribution and Agency Co., Ltd.	52,778	6,528	(4,335)	(524)
Jinhua Books Distribution Co., Ltd.	3,965,294	490,479	1,563,101	188,883
Nanhai Xinhua (Beijing) Culture Development Co., Ltd.	56,747	7,019	384,420	46,477

	4,074,819	504,026	1,943,186	234,836

[e]   During the nine months ended March 31, 2006, Xinhua C&D made sales in the normal course of business totaling $2,659,228 (RMB21,498,636) [June 30, 2005 - $1,606,713 (RMB13,296,346)] to companies in which Xinhua Bookstore is a major shareholder as follows:

	Nine months ended		Year ended
	March. 31, 2006		Jun. 30, 2005
	RMB	$	RMB	$

Xinhua Audio Video Lease and Distribution Co., Ltd.	1,882,711	232,878	765,441	92,495
Beijing Xinhua Qiusuo Books Chain Store Co., Ltd.	3,036,426	375,585	5,320,781	642,956
Jinhua Books Distribution Co., Ltd.	12,377	1,531	510	62
Chengdu Distribution Branch	5,719,024	707,402	1,338,892	161,790
Liaoning Distribution Branch	10,848,098	1,341,832	5,870,722	709,410

	21,498,636	2,659,228	13,296,346	1,606,713

As of March 31, 2006, Xinhua C&D is owed a total of $3,562,762 (RMB28,558,389) [June 30, 2005 - $5,926,629 (RMB49,045,822)], representing approximately 7% [June 30, 2005 – 12%] of trade amounts receivable outstanding, from companies in which Xinhua Bookstore is a major shareholder as follows:

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

8.  RELATED PARTY TRANSACTIONS (cont’d.)

	Mar. 31, 2006		Jun. 30, 2005
	RMB	$	RMB	$

Xinhua Audio Video Lease and Distribution Co., Ltd.	1,667,943	208,082	1,530,536	184,948
Beijing Xinhua Qiusuo Books Chain Store Co., Ltd.	7,790,336	971,872	15,458,023	1,867,926
Jinhua Books Distribution Co., Ltd.	8,069,303	1,006,675	7,956,730	961,480
Chengdu Distribution Branch	6,418,798	800,768	5,863,017	708,479
Liaoning Distribution Branch	4,612,009	575,365	18,237,516	2,203,796

	28,558,389	3,562,762	49,045,822	5,926,629

[f]    For the nine months ended March 31, 2006, Xinhua C&D made purchases in the normal course of business amounting to $1,873,994 (RMB15,150,381) [June 30, 2005 - $730,329 (RMB6, 043,838)] and as at March 31, 2006, owes a total of $6,472,317 (RMB51,880,801) [June 30, 2005 – 5,328,665 (RMB44,097,367)] to seven minority shareholders in Xinhua C&D who collectively held a 2% interest in the company, as follows:

	9 months ended		Year ended
	Mar.31, 2006		Jun. 30, 2005
	RMB	$	RMB	$

People’s Publishing House	5,849,521	729,749	4,324,420	522,557
Sanlian Bookstore	1,736,537	216,639	1,224,129	147,922
China Map Publishing House	12,962,630	1,617,135	10,794,073	1,304,341
Commercial Press	22,917,925	2,859,094	21,112,573	2,551,214
People’s Literature Publishing House	6,687,104	834,240	4,275,443	516,639
The Great Encyclopedia of China Publishing House	1,097,004	136,855	1,232,304	148,910
Jieli Publishing House	630,080	78,605	1,134,425	137,082

	51,880,801	6,472,317	44,097,367	5,328,665

Total amount due to the publishers/minority shareholder of Xinhua C&D represents 8.2% [June 30, 2005 – 7.2%] of total trade accounts payable amount.

[g]   During the nine months ended March 31, 2006, Xinhua C&D has generated sales of $10,212,805 (RMB82,565,839) [June 30, 2005 - $10,818,090 (RMB89,525,105)] from sales to various retail bookstores that are owned by the respective state owned entities where they are located. At March 31, 2006, the total amount owed by these retail bookstores represents approximately 48.9% [June 30, 2005 – 56%] of trade accounts receivable outstanding.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

8.  RELATED PARTY TRANSACTIONS (cont’d.)

[h]   During the nine months ended March 31, 2006, the Company paid and incurred $90,000 [June 30, 2005 - $102,428] in consulting fees to a director of the Company. This amount was included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

[i]    As at March 31, 2006, included in other receivable, a total of $176,521 (RMB1,414,955) is owed by Beijing Veyu Information & Technology Development Ltd., a related company by the way of a common director, representing expenses recovery.

[j]   As of June 30, 2005, Xinhua Bookstore has made an unsecured advance payment of $1,208,386 (RMB10,000,000) made on behalf of Xinhua C&D to one of the publishers for books purchased. This amount due to Xinhua Bookstore bears interest at 4.32% per annum and has no fixed term of repayment.  As at March 31, 2006, this amount has been repaid.

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

The Company granted options which vest over a period of over 27 months and charged $2,814,976 and $3,534,507 stock-based compensation relating to selling, general and administrative expenses to operations for the nine months ended March 31, 2006 and the year ended June 30, 2005 respectively by applying the fair value method in accordance with SFAS No. 123.  The fair value of the stock options granted for the year ended June 30, 2005 was estimated at $1.54 per share, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: risk-free interest rate of 3.26%, dividend yield of 0%, volatility of 80% and expected lives of 3.77 years.  During the nine months ended March 31, 2006, 20,000 options were granted to a consultant of the Company, with an estimated value of $1.71, using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 4.56%, dividend yield of 0%, volatility of 80% and expected live of 5 years.  No options were exercised during the nine months ended March 31, 2006.

The following is a summary of the stock option information:

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

9. STOCK OPTION PLAN (cont'd.)

                                                                                                                                               Weighted Average
                                                                                                                   Shares                    Exercise Price
                                                                                                                        #                                      $

Granted in September 2004                                                                     4,100,000                            $2.40
Granted in October 2004                                                                            180,000                            $2.91
Forfeited                                                                                                     (95,000)                           $2.50
Granted in February 2005                                                                            20,000                             $4.70
Exercised in March 2005                                                                              (7,700)                            $2.62
Exercised in May 2005                                                                               (93,000)                            $2.40
Options outstanding at June 30, 2005                                                      4,104,300                             $2.43

Granted                                                                                                        20,000                            $2.55
Expired                                                                                                     (127,300)                           $2.40
Forfeited                                                                                                     (10,000)                           $2.40
Options outstanding at March 31, 2006                                                   3,987,000                            $2.42

Options outstanding				Options exercisable

Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$	#	#	$	#	$

2.01-3.00	3,967,000	3.42	2.40	3,809,500	2.40
4.01-5.00	20,000	0.42	4.70	14,000	4.70
	3,987,000	3.41	2.42	3,823,500	2.41

As of March 31, 2006, there was approximately $0.2 million [June 30, 2005 - $3 million] of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 9 months [June 30, 2005 – 10 months].

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

10. SEGMENTED INFORMATION

The Company operates exclusively in the publication distribution sector. The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. All the revenues are generated in China. The Company’s assets by geographical location are as follows:

                                                                                                                      Mar. 31, 2006            Jun. 30, 2005
                                                                                                                                $                                   $

Assets
North America                                                                                                       330,338                        80,561
China                                                                                                              105,238,540               102,663,034
Total                                                                                                               105,568,878               102,743,595

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

The warrant shares shall have an exercise price of $4.50 per warrant share for the first twelve months, and if still available after twelve months, the warrant shares shall have an exercise price of $4.60 per warrant share starting on the first day of the second twelve month period and increasing by $0.10 on the first day of each subsequent month thereafter until expiration of the warrants. As at March 31, 2006, all of the warrants totaling 311,345 associated to the private placement remained outstanding.

[b]  Share Purchase Warrants

On December 13, 2005, The Company issued to the holder of the convertible debenture (note 7) 1,035,000 warrants. One share purchase warrants is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010. As at March 31, 2006, 1,035,000 warrants reminded outstanding.

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

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

The Chinese Renminbi is not a freely convertible currency. Future exchange rates of Renminbi could vary significantly from the current or historical exchange rates as a result of controls that could be imposed by the Chinese government. The exchange rate of the Renminbi is affected by changes in the Chinese government policies. The exchange rate of the Renminbi is also affected by economic developments and political changes domestically and internationally, and supply and demand for Renminbi.

The official exchange rate for the conversion of Renminbi to US Dollars has generally been stable throughout the previous year and the current period until in July, 2005, the Chinese government permitted the Renminbi to appreciate against the US Dollar by approximately 2%. As Renminbi is the functional currency of Xinha C&D and Boheng, the fluctuation of the exchange rate of the Renminbi may have positive or negative impacts on the results of operations of the Company. However, since all sales revenue and expenses of these two subsidiary companies are denominated in Renminbi, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results of the subsidiary companies attributable to the Company.

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

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

13. COMMITMENTS

[a]  At March 31, 2006, capital commitments in relation to the installation of plant and equipment amount to $170,000 [June 30, 2005 - $170,000].

[b]  Pursuant to the Investment Agreement, Pac-Poly and Boheng jointly committed to contribute a total of $20.9 million into Xinhua C&D. At March 31, 2006, the total amount contributed is approximately $4.2 million [June 30, 2005 - $4.2 million] with the balance of approximately $16.7 million [June 30, 2005 - $16.7 million] to be contributed on or before July 31, 2006.

[c]  During the nine months ended March 31, 2006, the Company entered into an operating leasing agreement with respect to office premises in China for an annual lease of $88,825 (RMB712,000). The lease expires in November, 2007.

14. DISTRIBUTION OF PROFITS

Pursuant to Chinese company law applicable to foreign investment companies, the Company’s subsidiaries, Xinhua C&D and Boheng, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve. The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity. The dedicated reserves are not distributable other than upon liquidation. As both Xinhua C&D and Boheng have recorded losses for the 9 months ended March 31, 2006, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, the Company’s subsidiaries are required to transfer at the discretion of its board of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund. As both Xinhua C&D and Boheng have recorded losses for the 9 months ended March 31, 2006, no transfer to the staff welfare and bonus fund was made.

15. SUBSEQUENT EVENT

Subsequent to March 31, 2006, the Company:

[a]  Established a wholly owned subsidiary, Beijing Joannes Information Technology Co. Ltd. (“Joannes”) on May 9, 2006 under the laws of the People’s Republic of China.  Joannes is established to expand the Company’s business to include a e-commerce portal that will allow customers to purchase electronic and hard copies of books through internet

Xinhua China Ltd.
(formerly Camden Mines Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006                                                                                                       (Expressed in U.S. dollars)

15. SUBSEQUENT EVENT (cont’d.)

[b]  On April 23, 2006 signed a letter of intent to acquire 100% of outstanding shares (“Purchased Shares”) of Bear Technology Co. Ltd (“Bear”) from shareholders of  Bear (the “Vendor”).  Bear is in the business of producing software products that focus on outputting High Definition (“HD”) on HD televisions.  In consideration, the Company will issue up to 20 million shares of the Company’s common stock, of which 8 million shares will be issued 10 business days of the Share Purchase Agreement; up to 12 million shares will be issued within 15 business days of the completion of an asset valuation report of Bear, provided that the asset valuation is no less than $35 million,   Upon completion of the purchase of the Purchased Shares, the company will grant in aggregate 6,million stocks options to employees, officers and directors of Bear to acquire up to 6 million common shares of the Company with exercise price and vesting terms to be determined by the Company’s Board of Directors at the time of issuance.

Item 2.  Management's Discussion and Analysis of Analysis of Financial Condition and Result of Operations

The following discussions of the Company’s results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q. Please read in conjunction with the section entitled “Risks”, and note that this discussion contains forward-looking statements. This discussion focuses on the manner in which the Company will operate in the next year, as well as prospects for the future and the manner in which events and uncertainties known to management would cause reported financial information to not be necessarily indicative of future operating results or of the future financial condition.

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

The Company maintains its registered agent's office at 101 Convention Center Drive, suite 700, Las Vegas, Nevada  89109 and its principal executive office is located at A-11 Chaowai Men Property Trade Center Office Building, No. 26 Chaoyangmen Wai Street, Chaoyang District, Beijing, People’s Republic of China.  The Company also has an accounting office in Vancouver, British Columbia, Canada at 1880-505 Burrard Street.

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

The Company, through its subsidiaries Pac-Poly and Boheng, primarily operates in China. Both Pac-Poly and Boheng are investment holding companies jointly owning a 57.67% interest in Xinhua C&D.  Xinhua C&D is authorized to distribute books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified advertisements in China. For the year ended June 30, 2005 and the three and nine months ended March 31, 2006, the Company and its subsidiaries had focused on the book distribution business only.

Plan of Operation

On March 31, 2006 we had a working capital deficiency of $36,188,686, while on June 30, 2005, the working capital deficiency was $13,649,558. We have relied on funding from our shareholders, proceeds of a private placement, issuance of a convertible debenture as well as exercise of options. During the next year we anticipate that we will have to raise capital in the form of equity financing from the sale of our common stock or some equivalent financing. However, we do not have sufficient financing arranged and cannot provide investors with assurance that we will be able to raise sufficient funding from the sale of common stock to fund our anticipated business in China.  In the absence of such timely financing, our business plan could well be subject to modification.  We are in discussion with other shareholders of Xinhua C&D to explore alternative investment arrangements.  If we are able to reach an alternative arrangement with other shareholders of Xinhua C&D, we may be able to utilize our resources to explore other sources of revenue.  There are no assurances that we will be able to reach alternative arrangements with the other shareholders of Xinhua C&D, in which case, we may have no other alternative other than to dispose of our interest in Xinhua C&D.

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

Our goal is to utilize Xinhua C&D’s exclusive national distribution license to expand our business to include electronic sales, delivery and distribution of media contents.  We also plan to partner with foreign publishers to provide foreign media contents in China.  We seek to achieve our goal on a national scale to maximize opportunities in one of the largest and fastest growing economies in the world.

To execute on our strategy to become a digital media company we expect to form two new subsidiaries. We have already established a wholly owned subsidiary, Beijing Joannes Information Technology Co., Ltd. (“Joannes”), on May 9, 2006.  Joannes is intended to be our digital media company, and it is expected to distribute all digital content for Xinhua C&D and others.  Joannes which anticipates operating its business to consumer (B2C) ecommerce portal as www.geezip.com, expects to allow customers to purchase electronic and hard copies of books on-line. Xinhua C&D is expected to provide fulfillment services for on-line sales generated through geezip.com

We expect to also establish a co-publishing company which anticipates to focus on co-publishing agreements with both domestic and foreign publishers, publishing both hard copy and digital works.  Operating independently of Xinhua C&D, the co-publishing company expects to enter directly into co-publishing agreements and use Xinhua C&D to distribute hard copy works.

Results of Operations

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

As such, we are limiting our analysis to include only the three and nine months periods ended March 31, 2006.

During the three and nine months periods ended March 31, 2006, we had net sales of $7,780,796 and $32,996,625 after taking into account sales discounts and sales return allowances, were generated. We had a gross profit of $ 916,905 and $ 3,627,912 which represents a gross margin of 11.8% and 11.0% on sales revenues.  Sales and gross profit for the year ended June 30, 2005 with five months operation from February 1, 2005 was $15,496,537 and $1,912,071 with a gross margin of 12.3%.  Compared to the previous two quarters, our sales in the 3rd quarter have decreased due to anticipated influence of seasonality.  Ours sales are usually higher during fall and winter months as colleges and universities stocks up on text books for those academic terms.  Demand for text books decreased as enrollment in schools and universities in the summer term are usually very low.  Gross margin increased slightly as there were a higher proportion of non text books sales, which contributed to higher gross margin.

We are planning to expand our business to include e-commerce and co-publishing by utilizing the exclusive nation distribution license of Xinhua C&D.  If we are successful in implementing our new strategy, we anticipate that our sales and gross profit will also increase.

We have incurred total of $5,124,987 and $11,400,995 in selling, general and administrative expenses for the three and nine months ended March 31, 2006.  Total selling, general and administrative expenses for the year ended June 30, 2005 with five months operation from February 1, 2005 was $7,745,987.

Included in the selling, general and administrative expenses during the three and nine months period were accounting and legal expenses of $142,944 and $725,046, consulting fees of $80,163 and $230,965, office and other expenses of $180, 347 and $544,244, rental expenses of $125,445 and 393,147, salaries, benefits and related expense of $1,315,716 and $3,011,289, depreciation expenses of $213,766 and $476,432.  Accounting and legal expenses relates to our cost of compliance with securities law in the United States.  While we may be able to reduce these expenses by hiring more competent staff, we expect these expenses to remain high as we expect to continue our financing activities through private placements or further debt financing.  We will likely incur more consulting fees as we explore ways to reduce operating expenses in Xinhua C&D as well as explore other opportunities to expand our sources of revenue.  Salary, benefits and related expenses were higher in the 3rd quarter than the previous two quarters as Xinhua C&D paid bonuses to its employee before the Chinese New Year, which is a customary practice in China.  Depreciation expense was also higher during 3rd quarter as Xinhua C&D started to amortize the construction cost of a new office building.

We have made an adjustment of $1,576,512 as bad debt expense for the three and nine months based on analysis of our aged accounts receivable.  We have a stock option plan and for the three and nine months periods stock-based compensation charge was $941,213 and $2,814,976, while the stock-based compensation for the year ended June 30, 2005 was $3,534,507. There is approximately $0.2 million remaining of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of the next 9 months.

We have paid and accrued $1,419,077 and $2,204,544 of interest expense during the three and nine months periods ended March 31, 2006 [year-ended June 30, 2005: $520,875] of which $227,649 and $740,386 [year-ended June 30, 2005: $446,061] was interest based on the costs of funding of loans received from a related party, Xinhua Bookstore for $16,579,755 [year-ended June 30, 2005: $16,989,910].   Also included in interest expense were $1,049,727 and $1,229,779 [year-ended June 30, 2005: nil] relating to non cash accounting treatment of our convertible debt.  We have allocated $1,229,568 and $1,486,162 [year-ended June 30, 2005: $636,491] of losses applicable to non-controlling shareholders in the subsidiary company operations.  We anticipate that the rate of investment will continue to be high over the next two years as we convert to systems implementing real-time controls, expend resources and legal costs to develop co-marketing agreements and create new operating teams to improve logistics for the rapid supply of books and other media to clients and to speed up collection of accounts.

Based on an analysis of collectibility of accounts receivable, we have made a provision of $11,911,241 [June 30, 2005: $9,997,319] for doubtful accounts. This provision represents 24.7% [June 30, 2005: 23.2%] of total accounts receivable.  Based on the analysis of inventory aging information, we have set up an allowance of $2,495,072 [June 30, 2005: $2,585,725] for slow moving and obsolete inventory, about 12.2% [June 30, 2005: 13.8%] of total inventory.

We posted a net loss of $4,358,625 and $8,200,224 for the three and nine months period ended March 31, 2006.  For the year ended June 30, 2005 with five months operation since February 1, 2005, the loss was $5,651,870.

Liquidity and Capital Resources

We have incurred a net loss of $5,651,870 and $8,200,224 for the year ended June 30, 2005 and the nine months ended March 31, 2006 respectively.  The accumulated deficit increased by $8,200,224 to $13,852,094.  We have a working capital deficiency of $36,188,686 as of March 31, 2006 and working capital deficiency of $13,649,558 as of June 30, 2005.  The shareholders' equity changed from a positive of $204,326 as of June 30, 2005 to a deficiency of $4,940,351 at March 31, 2006.  The amount due to Xinhua Bookstore as well as the commitment to contribute the balance of the equity injection into C&D becomes current, i.e. within 12 months.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are currently in discussion with the other shareholders of Xinhua C&D to explore alternative investment arrangements.  There are no assurances that we will be able to reach alternative arrangements with the other shareholders of Xinhua C&D, in which case, we may have no other alternative other than to dispose of our interest in Xinhua C&D.

During the nine months ended March 31, 2006, the Board approved the issuance of convertible debentures that will raise up to $4 million, if fully subscribed, of which $3,250,000 has been completed.  Our ability to continue as a going concern is dependent upon maintaining profitable operations, completion of the issuance of the convertible debentures and continued financial support from the major shareholders. There are no assurances that we will be successful in achieving these goals.

We anticipate that we will continue to raise capital in the form of equity financing from the sale of common stock but we do not yet have sufficient financing arranged.  As such we cannot provide investors with assurance that we will be able to raise sufficient funding from the sale of common stock to fund our anticipated business in China.  We are currently reviewing sources of financing by issuance of shares, debt instruments or combinations of debt and equity to fund the remaining approximate $16.7 million commitment to Xinhua C&D by July 31, 2006.  We may also negotiate or arrange bridge loans to meet the investment commitment.  Our ability to continue as a going concern is dependent upon achieving profitable operations, the completion of the issuance of convertible debentures and continued financial support from our major shareholders.  There are no assurances that we will be successful in meeting our $16.7 million investment commitment for our operations in China, or reach an alternative investment arrangement with the other shareholders of Xinhua C&D and continuing as a going concern.

Off Balance Sheet Arrangements

As at March 31, 2006, we do not have any off balance sheet arrangements.

Contractual Obligations

	Payments due by period ($US)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	more than 5 years
Long Term Debt Obligation
- Convertible debenture of $1,250,000 bearing interest at 2% per annum, principal and interest payable in 2010, if not converted into common shares	$1,250,000	-	-	$1,250,000	-
- Convertible Debenture of $2,000,000 bearing interest at 2% per annum, principal and interest payable in 2011, if not converted into common shares	$2,000,000	-	-	$2,000,000	-
Operating Lease Committments
- Rent of corporate head office in China	$118,433	$88,825	$29,608	-	-
Investment Obligations
- Commitment to invest further $16.7 million into Xinhua C&D	$16,700,000	$16,700,000	-	-	-
Total:	$20,068,433	$16,788,825	$29,608	$3,250,000	-

Research and Development

We are involved in book distribution, and have not incurred any research or development expenditures since we began operations.

Shareholders

As not all beneficial shareholders have their shares registered in their names, the total number of shareholders is not known; however, our Secretary has examined the available lists and estimates there are a minimum of 120 shareholders.

Dividends

Other than the stock dividend of two additional shares for each one share outstanding, which was effective July 29, 2004 and the stock dividend of four additional shares for each one share outstanding, which was effective May 15, 2001, our Board of Directors has never declared a dividend on our common stock.  Our previous losses do not permit the payment of cash dividends, and we do not expect to pay dividends on our common stock in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

          Exchange Rate

Our reporting currency is United States Dollars (“USD”). The Chinese Renminbi (“RMB”) has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company’s consolidated financial reporting and make realistic revenue projections difficult. Recently (July 2005) the Renminbi was allowed to rise 2%. This has not had an appreciable effect on our operations and seems unlikely to do so.

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

          Interest Rate

Interest rates in China are low and stable and inflation is well controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons,

such as the PRC’s perennial balance of trade surplus). Our loans relate mainly to trade payables and are mainly short-term. However our debt is likely to rise with physical plant in connection with expansion and, were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

$16,579,755 of our debt bears interest at variable rates; therefore our results of operations would be affected by interest rate change to such outstanding debt.  As such, every one percent increase in interest rate would result in an approximately $160,000 additional loss over a 12 month period.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Other than the following, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

In April 2006, an individual has filed a claim against us in small claims court in British Columbia, Canada for approximately $19,000.  In addition, Carey International, Ltd. claims it is owed a consulting and introductory fee from us in the amount of approximately $200,000.  We deny that we owe any amount to Carey International, Ltd.  Carey International, Ltd. has not filed a claim against us at this time; however, it may in the future.  If such a claim is filed, we intend to oppose such a claim.

Item 1A.  Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

We have incurred losses and substantial doubt exists about our ability to continue as a going concern.

We have incurred a net loss of $5,651,870 and $8,200,224 for the year ended June 30, 2005 and nine months ended March 31, 2006, respectively.  We had a working capital deficiency of $36,188,686 and a shareholders’ deficiency of $4,940,351 as of March 31, 2006.  These factors raise substantial doubt about our ability to continue as a going concern.  The auditors’ report in our financial statements as at June 30, 2005 includes an explanatory paragraph that states that we have generated net losses and have a working capital deficiency, factors which raise substantial doubt about our ability to continue as a going concern.

Sales of a substantial number of shares of our common stock into the public market by a stockholder may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 61,779,765 shares of common stock issued and outstanding as of March 31, 2006.  When our registration statement filed with the SEC on March 29, 2006, is declared effective, the selling stockholders may be reselling some portion of the 41,035,000 shares of our common stock registered thereunder. As a result of such registration statement, a substantial number of our shares of common stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from such selling stockholders may lose some or all of their investment.

To the extent one of the selling stockholder’s, Highgate House Funds, Ltd., exercises any of its share purchase warrants, and then resells the shares of common stock issued to it upon such exercise, the price of our common stock may decrease due to the additional shares of common stock in the market.

Any significant downward pressure on the price of our common stock as such selling stockholders sell the shares of our common stock could encourage short sales by others. Any such short sales could place further downward pressure on the price of our common stock.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. The OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

We have substantial debt obligations, including certain debt obligations secured by all of our assets.  If we are unable to repay such obligations, our business will likely fail.

$102,042,774 of our debt as of March 31, 2006 were current liabilities due within the next year.  Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year.  Of this amount, approximately $16,700,000 is due on or before July 31, 2006 in connection with our contribution to Xinhua C&D.  At this time, we do not have sufficient funds to make this contribution.

On November 23, 2005, we entered into a debt financing agreement with Highgate House Funds, Ltd., a selling stockholder under the registration statement filed with the SEC on March 29,2 006.  Under that agreement, we were to issue up to $4,000,000 in secured convertible debentures and we did issue $1,250,000 in secured convertible debentures.  On March 23, 2006, the terms of the private placement were modified, and we agreed to sell the remaining $2,750,000 worth of secured convertible debentures to Cornell Capital Partners, LP, an affiliate of Highgate House Funds, Ltd., and we did issue $2,000,000 in secured convertible debentures.  The debentures will mature 5 years from the issuance date. The interest rate is 2% per annum, compounded monthly.  We have the right to redeem the debenture with the redemption price 135% of the face amount plus accrued interest.  The debentures are convertible at the selling stockholders’ option.  The secured convertible debentures are secured by all of our assets and property.  We are also required to authorize the issuance of 20,000,000 shares of common stock as “security stock.”  If there is an event of default under the convertible debentures, the security shares will be distributed to the debenture holders in accordance with the terms of the secured convertible debentures and the securities purchase agreement, and/or the holders of the convertible debentures can elect to require us to pay all of the outstanding principal amount, plus all other accrued and unpaid amounts under the convertible debentures.

Assuming that the selling stockholders under the registration statement filed with the SEC on March 29, 2006 convert their convertible debentures or exercise their share purchase warrants, there will be substantial dilution of your shares of our common stock.

The selling stockholders may ultimately convert the full amount of the convertible debentures, may exercise all of their outstanding share purchase warrants and/or we may elect to pay interest payments to the selling stockholders under the secured convertible debentures in shares of our common stock.  They may then sell some or all of the resulting shares of common stock into the public market.  This will result in significant dilution to the interests of other holders of our common stock.

Chinese tax and other laws may negatively impact our business results.

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

Chinese company law as it applies to foreign invested corporations (our subsidiaries Boheng and Xinhua C&D) requires them to maintain dedicated reserves which include a general reserve and a reserve for enterprise expansion. The dedicated reserves are appropriated from net income after taxes, determined under the relevant Chinese accounting regulations, at a rate set by the Board of Directors of the respective subsidiaries, and record as a component of shareholders’ equity. These reserves are not distributable, other than upon liquidation. No appropriation has been made for the year as both subsidiaries recorded losses.

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

Our common stock is now, and may continue to be in the future, subject to the penny stock rules under the Securities Exchange Act of 1934. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Because our business is seasonal, our sales at certain times of year may be weak.

Xinhua C&D distributes both general books as well as college and university textbooks. In the three months ended September 30, 2005, Xinhua C&D experienced an increase in sales due to seasonality.  A high percentage of Xinhua C&D’s sales revenue came from textbook sales Chinese colleges and universities start fall and spring terms in September and February each year.  The educational institutions will stock up textbooks usually one or two months prior to the start of each term.  The seasonality pattern of Xinhua C&D will see higher than usual sales revenue in the months of July, August, September, November, December, and January.

The operations of the business are somewhat seasonal, winter and spring comprising typically two‑fifths of revenues and summer and fall the remaining three-fifths. This is to a degree due to the influence of the academic terms of schools and universities. We intend to expand our business into other areas of media distribution but this may not appreciably affect the influence of seasonality.

We will need to restructure our business to maximize our profitability and cash flow.

State-owned enterprises are common in China, a legacy from the early stages of the modern history of the Peoples’ Republic of China when businesses were operated to achieve social or political goals and profitability was a secondary consideration. Xinhua C&D has inherited infrastructure of a state-owned enterprise and must move to profitability by restructuring, eliminating poorly selling products, and meeting the challenge of competition, and it must do so in a timely manner to become profitable.

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

We may be unable to protect our intellectual property, particularly in light of Chinese intellectual property laws.

Intellectual property rights are evolving in China, trending towards international norms, but are by no means fully developed. We are currently involved mainly in distribution and have not had significant involvement in intellectual property to date. The application of intellectual property rights to protect our foreign clients’ and partners’ media will likely be necessary in the future. Protection is needed at a minimum against piracy; legal action may be needed and all legal action involves risk and expenses.

We operate in a competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Foreign direct investment in China has increased rapidly in the last 20 years and the investment environment has further improved to encourage foreign and local investors to invest in fields other than those considered by the government of the Peoples’ Republic of China to be sensitive. Our field of publication and distribution has been opened up to new foreign investment subject to Peoples’ Republic of China government guidelines.  Many companies are involved in the publishing and distribution of literary and entertainment material.  There is no guarantee that other competitors will not become involved in business similar to ours.  If this occurs, there may be competitors with greater financial resources and to the extent that such competitors compete on the basis of price, this could affect our results of operations and our ability to continue operations.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

Our operating subsidiary Xinhua C&D must hire new staff and potentially release others, and retain the most capable employees. It must also implement improved practices and systems and move to new premises over the next two years. While the need for these changes is understood, we may encounter resistance from employees and management of Xinhua C&D as it has inherited business model and infrastructure of a state-owned enterprise.  As such this may burden our management and hinder the required changes to operations.

We may not be able to enter new markets, which may impair our ability to grow.

Our ability to enter into new markets is dependent upon the availability of quality products and demand of these products in China.  Thus, it is important for us to develop relationships with publishers and distributors of foreign (mainly English-language) books to expedite their import, translation and distribution nationwide in China. There is no guarantee that we can develop relationships with foreign publishers and distributors.  Currently, foreign books are not commonly available in China, therefore, we are not able to quantify the demand of foreign books in China.  As such we cannot predict our probability of success in this new market.

Exchange rate fluctuations may negatively impact our business.

Our reporting currency is the United States Dollar but our functional currency in China is the Renminbi. As such, rate fluctuations may have a material impact on our consolidated financial reporting and make realistic revenue projections difficult. Additionally, as Renminbi is the functional currency of Xinhua C&D and Boheng, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on our results of operations.

Chinese funds remittance policies may not allow us to maximize our profitability.

Pursuant to Chinese company law applicable to foreign investment companies, our subsidiaries, Xinhua C&D and Boheng, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve.  The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity.  The dedicated reserves are not distributable other than upon liquidation.  As both Xinhua C&D and Boheng have recorded losses for the nine months ended March 31, 2006, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, our subsidiaries are required to transfer at the discretion of their boards of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.  As both Xinhua C&D and Boheng have recorded losses for the six months ended December 31, 2005, no transfer to the staff welfare and bonus fund was made.

A decline in the price of our shares of common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our shares of common stock could result in a reduction in the liquidity of our shares of common stock and a reduction in our ability to raise capital. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop our business and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

Our articles of incorporation, as amended, authorize the issuance of 500,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of a majority of our directors and officers being residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

We do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

31.1     Certificate pursuant to Rule 13a-14(a)

31.2     Certificate pursuant to Rule 13a-14(a)

32.1     Certificate pursuant to 18 U.S.C. §1350

32.2     Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be sign on its behalf by the undersigned thereunto duly authorized.

                                                                                                         Xinhua China Ltd.

Date: May 12, 2006                                                              Per:      /s/ Clement Wu
                                                                                                      Clement Wu, Chief Financial Officer
                                                                                                      and a Director