Form 10-K
period 2006-06-30
XINHUA CHINA LTD
filed 2006-10-16
CIK 1104904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-33195

XINHUA CHINA LTD.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0437644 (Employer Identification No.)

A-11 Chaowai Men Property Trade Center Office Building
No. 26 Chaoyanmen Wai Street,
Chaoyang District, Beijing,
People’s Republic of China
(Address of principal executive offices, including zip code.)

86-10-85656588
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                         Yes [   ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                                                                                                Yes [   ] No [ X ]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes [ X ] No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K                     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]        Accelerated filer [   ]     Non accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                              Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 28, 2006: $0.80 X 16,681,765 = $13,345,412

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 28, 2006: 51,779,765

FORWARD LOOKING STATEMENTS

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

INDEX

PART I

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT......................................................................................................................... 27

ITEM 11.EXECUTIVE COMPENSATION............................................................................................................ 31

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................................................... 33

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................... 37

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................... 38

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES........................................................................ 39

SIGNATURES......................................................................................................................................................... 40

PART I

ITEM 1. BUSINESS

Corporate History

Xinhua China Ltd. (“Company”) was incorporated September 14, 1999 in the State of Nevada under the company name Camden Mines Limited (“Camden”). The Company maintains its registered agent’s office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and its principal executive office at A-11 Chaowai Men Office Building No. 26 Chaoyangmen Wai Street, Chaoyang District, Beijing.  The telephone number in Beijing is 86-10-85656588 and the facsimile number is 86-10-85656638.

On July 29, 2004 Camden issued two additional shares for each share of common stock outstanding effective as of the record date of July 29, 2004. All per share amounts in this 10-K have been adjusted to reflect such stock dividend. Up to September 4, 2004, Camden was considered an inactive development stage enterprise since its formation and on October 12, 2004, the Company changed its name from “Camden Mines Limited” to its current name “Xinhua China Ltd.” along with increasing the authorized capital stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock with a par value of $0.00001 per share. This change reflected the foundation of Xinhua China Ltd. in anticipation of acquiring an interest in the Chinese book distribution giant: Xinhua Circulation & Distribution (“Xinhua C&D”).

On September 14, 2004, the Company signed two separate Share Purchase Agreements (“Agreements”), whereby the Company issued 35,000,000 shares of its common stock in exchange for a 100% interest in Pac-Poly Investments Limited (“Pac-Poly”), a company incorporated under the laws of the International Companies Business Act Cap 291 of British Virgin Islands, and a 95% interest in Beijing Boheng Investments Limited (“Boheng”), a company incorporated under the laws of China.  The stockholders of Pac-Poly and Boheng received 16,387,000 and 18,613,000 shares of the Company’s common stock, respectively.  As part of the Agreements, a shareholder of the Company cancelled 35,000,000 shares of common stock of the Company.  Immediately prior to the share exchange, Pac-Poly and Boheng were under common control.  Boheng spun off all of its business and net assets to its president and became a non-operating shell company.  Pac-Poly had no significant operations since it inception.

The acquisition was accounted for as a recapitalization of Pac-Poly and Boheng because their stockholders and management have actual and effective operating control of the combined entity after the transaction.  Pac-Poly and Boheng were jointly treated as the acquiring entity for accounting purposes and the Company was the surviving entity for legal purposes, with net liabilities of $16,371 being assumed by Pac-Poly and Boheng.  The combined company is considered to be a continuation of the operations of Pac-Poly and Boheng.  The issued and outstanding common stock of Pac-Poly and Boheng prior to the completion of acquisition was restated to reflect the 35,000,000 shares of stock issued by the Company.

On Jan 21, 2005, through its two subsidiaries Pac-Poly and Boheng, the Company effectively acquired a 57.67% interest in Xinhua C&D - a company organized under the laws of the Peoples’ Republic of China and assigned a national distribution license in China for a wide variety of different publications including: books, periodicals, and wholesale, retail, and mail order of publicly distributed electronic publications.  The remaining shares of Xinhua C&D are held by the Chinese Government-owned Xinhua Main Bookstore and eight major Chinese publishing companies.

Xinhua C&D is presently almost exclusively a book distribution enterprise.  Xinhua C&D is in its second year of operation, and revenues from book distribution have been $37,627,191 for the eleven months ending May 31, 2006, at which point the Company reduced its ownership interest in Xinhua C&D to 7.98%.

In September 2005, Xinhua C&D’s operations were moved into a new seven-story warehousing/office complex providing more floor space for warehousing and eliminating redundancies present in the aged multi-center arrangement.  Although the Company expects to realize improvements in its operations from the move, it is an interim measure.  Ultimately, Xinhua C&D intends to locate its book circulation and distribution operations in a still larger facility currently planned in the outer reaches of Beijing.

Recent Corporate Developments

The Company had originally intended to help guide Xinhua C&D through the modernization and growth of its systems and distribution strategies.  Realizing the large investment in real estate, equipment, fixed assets requirements to achieve modernization and growth, as well as the shifting of reading habits to a digital format and a dynamic and growing digital youth (age 12-25) comprising over 50% of the population, the Company’s management, after very careful consideration, effective May 31, 2006 revised its business focus to instead concentrate on the growing opportunity in online content distribution, co-publishing, and digital rights management.  While executing this strategy the Company will continue to maximize its strategic position in the publishing industry by utilizing the connections and channels it has established as a result of its interest in Xinhua C&D.

As a result of the decision to focus on digital media and co-publishing the Company was able to renegotiate its financial commitment to Xinhua C&D and eliminate the requirement to invest a further $16.7 million into Xinhua C&D to build their new distribution warehouse along with all other obligation related to the long term leasing of approximately 128 acres of land on which the warehouse was to be built.  This change has reduced the Company’s equity interest in Xinhua C&D to 7.98%.  At the same time the Company reduced its equity interest in Xinhua C&D, four of the Company’s major shareholders surrendered to the Company for cancellation in aggregate 10million shares of common stock of the Company, resulting in a total of approximately 51.7 million shares outstanding.  Xinhua C&D will remain focused on traditional distribution services for Chinese book publishers throughout China, and is expected to provide procurement services for the Company’s online e-commerce initiative.

Management of the Company believes that it will be able to establish itself as a leader in the digital media industry.  In accordance with the Company’s refocused strategic plan, the Company on:

  On November 4, 2005, the Company entered into a Consulting Services Agreement with Dial a Book Inc.  Branded as Chapter One, online readers are offered the opportunity to read the first chapter of over seventeen thousand books.  Retailer book stores can connect directly to the site and offer readers the opportunity to order directly from the Retailer once they have previewed the book online.

  May 9, 2006 formed Beijing Joannes Information Technology Co. Lt., a Chinese wholly owned subsidiary to launch a digital media content initiative with the web site branded www.geepip.com  The business focus will be to build online communities with connectivity to an ecommerce engine, allowing the online purchase of e-books, e-audio, and computer games. Hard copies of books can also be purchase through the portal. A unique customer loyalty program and digital redemption or trade-in strategy will be a market differentiator.

  On May 16, 2006, the Company entered into an agreement with Bear Technology Limited Company (“Bear”), a digital editing software platform.  This agreement contemplated that the Company would acquire 100% of Bear subject to certain valuations.  As of September 1, 2006, Bear has been unable to provide an auditable valuation and the Company has advised Bear that the agreement to purchase cannot be completed.

Subsidiaries

The Company has three subsidiaries – Pac-Poly, Boheng, and Joannes.  The Company owns 100% of Pac-Poly, 95% of Boheng, and 100% of Joannes.  The Company’s main business operations are currently conducted through Joannes as well as maintaining a 7.98% effective interest in Xinhua C&D through Pac-Poly and Boheng.

Employees

As of September 28, 2006, the Company has 25 employees.  The Company does not have any part-time employees.

Subsequent Event

On September 30, 2006, the Company signed an agreement to sell all its 95% equity interest in Boheng for a cash consideration of $1,870,000 (RMB 15,000,000).  The agreement will become effective subject to the consent of the investors, Highgate House Funds, Ltd. and Cornell Capital Partners, LP.

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

We have incurred a net loss of $10,837,629 for the year ended June 30, 2006.  We had a working capital of $1,347,170 and shareholders’ deficit of $6,784,496 as of June 30, 2006.  These factors raise substantial doubt about our ability to continue as a going concern.  The auditors’ report in our financial statements as at June 30, 2006 includes an explanatory paragraph that states that we have generated net losses and have a shareholders’ deficit factors which raise substantial doubt about our ability to continue as a going concern.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the Company’s operations or business prospects. The OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, you may have difficulty reselling any of our shares you purchase.

We have substantial debt obligations, including certain debt obligations secured by all of our assets.  If we are unable to repay such obligations, our business will likely fail.

$567,504 of our debt as of June 30, 2006 were current liabilities due within the next year, unless extended.  Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern.  Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year.  We have $3,250,000 in long term debt of which $1,250,000 is due on or before November 23, 2010 and $2,000,000 is due on or before March 23, 2011 in connection with recent convertible debenture financings with Highgate House Funds, Ltd. and Cornell Capital Partners, LP.

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

Chinese company law as it applies to foreign invested corporations (our current subsidiaries Boheng and Joannes) requires them to maintain dedicated reserves which include a general reserve and a reserve for enterprise expansion. The dedicated reserves are appropriated from net income after taxes, determined under the relevant Chinese accounting regulations, at a rate set by the Board of Directors of the respective subsidiaries, and record as a component of shareholders’ equity. These reserves are not distributable, other than upon liquidation. No appropriation has been made for the year as our subsidiaries recorded losses.

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

Intellectual property rights are evolving in China, trending towards international norms, but are by no means fully developed. We have not had significant involvement in intellectual property to date. The application of intellectual property rights to protect our foreign clients’ and partners’ media will likely be necessary in the future. Protection is needed at a minimum against piracy; legal action may be needed and all legal action involves risk and expenses.

We operate in a competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Foreign direct investment in China has increased rapidly in the last 20 years and the investment environment has further improved to encourage foreign and local investors to invest in fields other than those considered by the government of the Peoples’ Republic of China to be sensitive. Distribution channels have been opened up to new foreign investment subject to Peoples’ Republic of China government guidelines.  Many companies are involved in the electronic and traditional publishing and distribution of literary and entertainment material.  There is no guarantee that other competitors will not become involved in business similar to ours.  If this occurs, there may be competitors with greater financial resources and to the extent that such competitors compete on the basis of price, this could affect our results of operations and our ability to continue operations.

We may not be able to hire and retain the personnel we need to sustain our business.

We depend on the continued services of our executive officers and other key personnel. The loss of or failure to attract key personnel could significantly impede our financial plans, growth, and other objectives. We believe that our future success will depend in large part on our ability to attract and retain additional highly skilled and qualified personnel and to expand, train and manage our employee base. We may not continue to be successful in doing so, because the competition for qualified personnel in China is intense.  If we are unable to attract and retain qualified personnel, we may never achieve profitability.

We may not be able to enter new markets, which may impair our ability to grow.

Our ability to enter into new markets is dependent upon the availability of quality products and demand of these products in China.  Thus, it is important for us to develop relationships with publishers and distributors of foreign (mainly English-language) books and media contents to expedite their import, translation and distribution through electronic and traditional channels nationwide in China. There is no guarantee that we can develop relationships with foreign publishers and distributors.  Currently, foreign books and media contents are not commonly available in China, therefore, we are not able to quantify the demand of foreign books and media contents in China.  As such we cannot predict our probability of success in this new market.

Exchange rate fluctuations may negatively impact our business.

Our reporting currency is the United States Dollar but our functional currency in China is the Renminbi.  As such, rate fluctuations may have a material impact on our consolidated financial reporting and make realistic revenue projections difficult.  Additionally, as Renminbi is the functional currency of Beijing Joannes Information Technology Co., Ltd. (“Joannes”), Xinhua

C&D and Boheng, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on our results of operations.

Chinese funds remittance policies may not allow us to maximize our profitability.

Pursuant to Chinese company law applicable to foreign investment companies, our current Chinese subsidiaries, Joannes, and Boheng, as well as our minor interest in Xinhua C&D, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve.  The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity.  The dedicated reserves are not distributable other than upon liquidation.  As Joannes, and Boheng, as well as Xinhua C&D have recorded losses for the fiscal year ended June 30, 2006, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, our subsidiaries are required to transfer at the discretion of their boards of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.  As Joannes and Boheng, as well as Xinhua C&D have recorded losses for the fiscal year ended June 30, 2006, no transfer to the staff welfare and bonus fund was made.

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

ITEM 1B. UNRESLOVED STAFF COMMENTS

Not applicable as the Company is a non accelerated filer.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its registered agent’s office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and its principal executive office at A-11 Chaowai Men Office Building No. 26 Chaoyangmen Wai Street, Chaoyang District, Beijing, occupying about 240 square meters with monthly rent of $5,500.

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

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “XHUA”.  The market for our common stock is limited, volatile and sporadic.  The trading volume over the past three months has averaged 13,288 shares per day.  While management has a goal of improving corporate value, share price and liquidity, there is no guarantee this will occur.  The following table sets forth the high and low sales prices relating to our common stock since our common stock was listed and posted for trading on the OTCBB.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter ended
2002	High Trade	Low Trade
September 30	2.25	1.25
December 31	2.30	1.25

2003
March 31	2.50	1.25
June 30	2.46	1.30
September 30	3.25	1.31
December 31	3.00	2.00

2004
March 31	3.00	1.51
June 30	3.00	2.50
September 30	4.50	1.00
December 31	5.01	2.41

2005
March 31	5.30	4.24
June 30	4.96	1.75
September 30	2.40	1.85
December 31	4.80	2.05

2006
March 31	3.10	1.20
June 30	2.50	0.90
September 30	1.03	.0.59

Holders

As of September 30, 2006, we had approximately 30 shareholders of record.

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

Securities authorized for issuance under equity compensation plans.

On September 4, 2004, our Board of Directors unanimously approved and adopted and on September 6, 2004, our shareholders holding a majority of our issued and outstanding common stock approved a stock option and incentive plan (the “Stock Option Plan”).  The purpose of the Stock Option Plan is to advance our interests and our shareholders by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee, consultant or advisor of the Company.

Equity Compensation Plan Information
	Numer of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity Compensation plans approved by security holders	4,547,000	$2.28	15,352,300
Equity Compensation plans not approved by security holders	Nil	Nil	Nil
Total	4,547,000		15,352,300

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

ITEM 6.  SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
Net Sales	$37,627,191	$15,496,537	-	-	-
Loss from operations	$10,837,629	$5,651,870	$7,435	$16,806	$23,521
Loss from operations per share	$0.17	$0.10	-	-	-
Total Assets	$1,914,674	$102,743,595	$130	$3,660	$8,841
Long Term Liabilities	$8,131,666	$19,823,229	-	-	-

We acquired effectively a 56.14% interest in Xinhua C&D on February 1, 2005, prior to that, we were an inactive mining exploration company.  Our 2005 financial information includes only 5 months of operations of Xinhua C&D.  Effective May 31, 2006, we reduced our equity interest in Xinhua C&D from 56.14% to 7.98%, which affects our financial results over the last month of the fiscal year ended June 30, 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following analysis of the financial condition and results of operations should be read in conjunction with Item 6 - Selected Financial Data and the consolidated financial statements of Xinhua China Ltd. (“Xinhua China” or “We”) and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

This report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Please also read in conjunction with the section entitled “Risks”, and note that this discussion contains forward-looking statements. This discussion focuses on the manner in which the Company will operate in the next year, as well as prospects for the future and the manner in which events and uncertainties known to management would cause reported financial information to not be necessarily indicative of future operating results or of the future financial condition.

Overview

These consolidated financial statements are those of Xinhua China, wholly-owned subsidiary Pac-Poly Investments Limited (“Pac-Poly”), 95%-owned subsidiary Beijing Boheng Investments Ltd. (“Boheng”), wholly-owned subsidiary Beijing Joannes Information Technology Co., Ltd. (“Joannes”) and its 56.14% owned subsidiary Xinhua Publications Circulation & Distribution Co., Ltd. (“Xinhua C&D”) (see below). Collectively, they are referred herein as the “Company”.  Pac-Poly and Boheng jointly own a 57.67% interest in Xinhua C&D.  Xinhua C&D is authorized by government license to distribute (on a national basis) books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail orders of publicly distributed electronic publications, advertisements by domestic and foreign firms in certain categories of books, and classified ads in the People’s Republic of China (“PRC”).

In September 2004, Pac-Poly and Boheng jointly entered into an Investment Agreement (“Investment Agreement”) with Xinhua Bookstore (Main Store) (“Xinhua Bookstore”) to acquire a 57.67% interest in publication distribution business in the PRC. Pursuant to the Investment Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company, called Xinhua C&D. Pac-Poly and Boheng agreed to contribute $20.9 million (RMB173 million) in cash in exchange for 57.67% interest in Xinhua C&D.  20% of $20.9 million is payable within two months of closing the transaction and the remaining is payable within six months of closing. The eight other founding member corporations (“Other Investors Group”) agreed to contribute $800,000 (RMB7 million) in cash in exchange for 2.33% interest in Xinhua C&D.  20% of $800,000 is payable within two months of closing the transaction and the remaining is payable within six months of closing. As of June 30, 2005, a total of $4.34 million was paid by Pac-Poly, Boheng and the other investors group in accordance with the payment schedule. The due date for the remaining cash contribution of 80% amounting to $17.36 million originally expired on August 1, 2005 has been extended to July 31, 2006.  Pursuant to a letter of confirmation dated October 7, 2005, Xinhua Bookstore agreed to reduce the long-term loan it extended to Xinhua C&D should any receivables acquired by Xinhua C&D become uncollectible.  The acquisition was completed on February 1, 2005.

On May 31, 2006, we reduced our equity interest in Xinhua C&D from 56.14% to 7.98%.  Subsequent to the deconsolidation of Xinhua C&D, we commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. (“Joannes”).

Details of Xinhua China’s subsidiaries as of June 30, 2006 are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Beijing Boheng Investments and Management Co., Ltd.	PRC, a company with limited liability	Investment holding, PRC	Registered capital $17,142,500 (RMB142,000,000)	95%

Pac-Poly Investment Ltd.	British Virgin Islands, a company with limited liability	Investment holding, PRC	10,000,000 ordinary shares of US$1 par value	100%

Beijing Joannes Information Technology Co., Ltd.	PRC, a company with limited liability	Sales and distribution of books	Registered capital US$1,250,000	100%

Plan of Operation

The local and regional distribution business for books is competitive and fragmented in the PRC.  Estimates range up to 500 as to the number of entrants in this field.  It is our plan that economy of scale, relationships with Chinese publishers and also with sub-distributors and retailers and our nationwide scope which allows us the flexibility to distribute books in any region will assist us in maintaining and enhancing our competitive position.

Our goal is to expand our business to include electronic sales, delivery and distribution of media contents.  We also plan to partner with foreign publishers to provide foreign media contents in China.  We seek to achieve our goal on a national scale to maximize opportunities in one of the largest and fastest growing economies in the world.

To execute on our strategy to become a digital media company we expect to form two new subsidiaries. We have already established a wholly owned subsidiary, Joannes on May 9, 2006.  Joannes is intended to be our digital media company, and it is expected to distribute all digital content for Xinhua C&D and others.  Joannes has anticipated in operating its business to consumer (B2C) e-commerce portal as www.geezip.com, and expects to allow customers to purchase electronic and hard copies of books on-line.

We expect to also establish a co-publishing company which anticipates on co-publishing agreements with both domestic and foreign publishers, publishing both hard copy and digital works.

Results of Operations

Fiscal year ended June 30, 2006 (Fiscal 2006), June 30, 2005 (Fiscal 2005) and June 30, 2004 (Fiscal 2004)

Owing to the deconsolidation of Xinhua C&D on May 31, 2006, the consolidated statements of operations for the fiscal year ended June 30, 2006 includes 11 months result of operations of Xinhua C&D.

The operating results of prior fiscal year ended June 30, 2005 included less than five month’s operations of Xinhua C&D as it began operation in the PRC on February 1, 2005.

During the fiscal year 2004, Xinhua China was considered as a development stage enterprise in which no operation was commenced.

Revenue and gross margin

We had net sales, after taking into account sales discounts and sales return allowances, of $37.6 million for the year ended June 30, 2006, as compared to $15.5 million for the year ended June 30, 2005.  The increase in revenues in fiscal 2006 compared to fiscal 2005 was primarily attributable to longer period of operations was included in fiscal 2006.  Since the acquisition of Xinhua C&D was effective on February 1, 2005, there were only 5 months period of operation included in fiscal 2005.  Furthermore, increase in sales resulted because of the high seasonal sales period during summer and fall months of every year was integrated in the fiscal year ended June 30, 2006.  As colleges and universities stocked up on textbooks for every new academic year, July to October were those months with the highest seasonal sales in the industry.  Approximately 38% of our sales revenue came from textbook sales.

Gross profit margin was 11.4% and 12.3% for the years ended June 30, 2006 and 2005, respectively.  A slight decrease was resulted by a lower margin generated from the sales of textbook.

Cost of sales

Cost of sales consisted of purchase costs to publishers and depreciation of property, plant and equipment. The total cost of sales for the fiscal years ended June 30, 2006 and 2005 was $33.3 million and $13.6 million, respectively.  In correspondence to sales, an increase of $19.7 million (145%) resulted as compared to fiscal 2005.

Operating Expenses

For the year ended June 30, 2006, total operating expenses was $18.8 million as compared to $7.7 million and approximately $7,400 for the two fiscal years ended June 30, 2005 and 2004, respectively.  The increase in operating expenses in fiscal 2006 compared to fiscal 2005 was:

For the year ended June 30, 2006, we incurred professional fees of $1 million as compared to $Nil for fiscal 2005.  The fees represented payments to consultants and professionals in relation to our fund raising of issuance of convertible debenture and other legal and financial matters.

Stock-based compensation expense slightly increased to $3.6 million for fiscal 2006 as compared to fiscal 2005 of $3.5 million.  The stock-based compensation expense was attributable to the valuation of the Stock Option Plan of the Company effective on September 4, 2004 under the fair value method in accordance with SFAS No. 123.

For the year ended June 30, 2006, selling, general and administrative expenses were $15.2 million as compared to $4.2 million for the year ended June 30, 2005, an increase of $11 million.  Included in the selling, general and administrative expenses, the major categories were salaries and benefits of $2.6 million, allowance for doubtful accounts of $2.5 million, provision on slow moving inventory of $4.8 million, shipping and freight of approximately $149,000, rental expense of approximately $495,000, office expenses of approximately $444,000, vehicle expense of approximately $109,000, and various miscellaneous expenses for a total of $15.2 million.  Depreciation expense of approximately $614,000 on building, machinery and equipment and motor vehicles was included in the cost of sales as consistent with prior year’s classification.

Net Gain on Deconsolidation of a Subsidiary

On May 30, 2006, we resolved to give up 49.49% equity interest in Xinhua C&D and its effective equity interest was reduced from 57.67% to 8.18%.  The reduction in equity interest was to discharge us from an obligation to contribute further capital of $16.7 million into Xinhua C&D in accordance with the terms and conditions of the Investment Agreement dated September 22, 2004.  Ultimately, we intended to concentrate our resources in co-publishing and e-commerce business opportunities, while maintaining a strategic partnership with Xinhua C&D.  This reduction in capital also led the Company to a compensation of $1.24 million to other shareholders of Xinhua C&D.

Effective May 31, 2006, we did not consolidate the financial statements of Xinhua C&D and accounted for its investment using cost method under the provision of SFAS No. 115.

The deconsolidation of Xinhua C&D was completed on May 31, 2006 and resulted in a net gain of $1.77 million which is calculated as follows:

US$ (in million)
Investment in Xinhua C&D at the date of acquisition	4.17
Share of accumulated losses in Xinhua C&D as of May 31, 2006 (from the date of acquisition as of February 1, 2005)	(5.94)

Net gain from deconsolidation of a subsidiary	1.77
============

Interest Expenses

We incurred $2.6 million and approximately $521,000 interest expense for the years ended June 30, 2006 and 2005, respectively.  Of which $1.02 million (2005: $446,000) was paid for the interest charged on the loans advanced from a related party, Xinhua Bookstore.  The remaining interest expense of $1.4 million (2005: nil) and approximately $267,000 (2005: $71,000) were accrued in relation to non-cash accounting treatment of our convertible debenture and imputed interest charge on loans from shareholders, respectively.

We allocated $3.8 million (2005: $636,000) of losses applicable to the minority shareholders of Xinhua C&D before deconsolidation.

We posted a net loss of $10.84 million for the year ended June 30, 2006.  For the year ended June 30, 2005 with five months operation since February 1, 2005, the loss was $5.65 million.

Liquidity and Capital Resources

Operating Activities

We incurred a net loss of $5.65 million and $10.84 million for the years ended June 30, 2005 and 2006, respectively.  The accumulated deficit increased to $16.49 million.  We had a working capital of $1.22 million as of June 30, 2006 and working capital deficiency of $13.34 million as of June 30, 2005.  The stockholders' equity changed from a positive balance of approximately $204,000 as of June 30, 2005 to a deficiency of $6.78 million as of June 30, 2006.  Although these factors raise substantial doubt about the our ability to continue as a going concern, we have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including: (a) reductions in headcounts and corporate overhead expenses; and (b) continue to develop e-commerce business through Beijing Joannes Information Technology Co., Ltd.  We believe that these actions will enable Xinhua China to improve future profitability and cash flow in its continuing operations through June 30, 2007.  Furthermore, the commitment to contribute further capital of $16.7 million into Xinhua C&D had been discharged along with the reduction in the equity interest of Xinhua C&D.  Ultimately, we have released the burden on the cash flow for further contribution and intended to put its resources in co-publishing and e-commerce business opportunities.

Investing Activities

Cash used in investing activities was approximately $148,000 during 2006, compared to $153,000 in 2005.  They primarily related to the purchase of plant and equipment.

Financing Activities

During the year ended June 30, 2006, our Board approved the issuance of convertible debentures that is expected to be raised to $4 million, if fully subscribed, of which $3.25 million has been completed.

Off Balance Sheet Arrangement

We leased an office premise under a non-cancelable operating lease.  Future minimum rental payments due under a non-cancelable operating lease are approximately $267,000 and $127,000 for the years ended June 30, 2007 and 2008 respectively.

Subsequent Events

On July 10, 2006, the Company and four of the Company’s largest shareholders each entered into a binding letter agreement, whereby each of them agreed that within three business day after the Board of Directors of the Company approved the agreement between the Company and Xinhua C&D for the Company to reduce its interest in Xinhua C&D from 56.14% to 7.98%, each of them would surrender for cancellation and return to the Company’s treasury 2,500,000 of the shares of common stock of the Company registered in their respective names for a total of 10,000,000 shares being surrendered and cancelled.  As a result of the surrender and cancellation of such 10,000,000 shares of the Company’s common stock, the total issued and outstanding shares will be reduced from 61,779,765 to 51,779,765.

On September 1, 2006, Joannes signed a service agreement in association of developing e-books platform for a consideration of $297,000 (RMB 2,400,000).

On September 30, 2006, the Company signed an agreement to sell all its 95% equity interest in Boheng for a cash consideration of $1,870,000 (RMB 15,000,000).  The agreement will become effective subject to the consent of the investors, Highgate House Funds, Ltd. and Cornell Capital Partners,LP.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Refer to Note 3 to the Consolidated Financial Statements.  The following paragraphs include a discussion of the critical areas that required a higher degree of judgment or are considered complex.

Basis of Consolidation

The interest of the Company in the subsidiaries was acquired by means of exchange for shares in the Company pursuant to a share exchange agreement on September 14, 2004. The transaction is considered to be transfer between entities under common control, within the meaning of US GAAP.  Accordingly, the assets and liabilities transferred have been accounted for at historical cost or at their “fair value” at the date of their original acquisition and have been included in the foregoing financial statements as of the beginning of the periods presented.

The consolidated financial statements include the financial statements of the Company and its subsidiaries.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to govern the financial and operating policies; to appoint or remove the majority of the members of the board of directors; or to cast majority of votes at the meeting of directors.

All significant inter-company balances and transactions within the Company have been eliminated on consolidation.

Revenue Recognition

Sales revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds.  The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price and considers delivery to have occurred when the customer takes possession of the products.  The net sales incorporate offsets for discounts and sales returns.  Revenue is recognized upon delivery, risk and ownership of the title is transferred and a reserve for sales returns is recorded even though invoicing may not be completed.  The Company has demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”.

Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general and administrative expenses in the consolidated statements of operations. EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the year ended June 30, 2006, approximately $149,000 (2005: $71,000) related to shipping and handling costs was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Investments in Unconsolidated Entities

The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

We have investments in privately held entities in the form of equity instruments that are not publicly traded and for which fair values are not readily determinable.  We record its investments in private entities under the cost method of accounting and assess the net realizable value of these entities on a quarterly basis to determine if there has been a decline (other than temporary) in the fair value of these entities, under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Convertible Debenture Issued with Stock Purchase Warrants

We account for the issuance of and modifications to the convertible debt issued with stock purchase warrants in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants “, EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of FAS 123-R. Under the fair value recognition provisions of FAS 123-R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period.  Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends.  In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 14 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We estimate these losses based on assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

Inventory Obsolescence

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

Contractual Obligations

	Payments due by period ($US)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	more than 5 years
Long Term Debt Obligation
- Convertible debenture of $1,250,000 bearing interest at 2% per annum, principal and interest payable in 2010, if not converted into common shares	$1,250,000	-	-	$1,250,000	-
- Convertible Debenture of $2,000,000 bearing interest at 2% per annum, principal and interest payable in 2011, if not converted into common shares	$2,000,000	-	-	$2,000,000	-
Operating Lease Commitments
- Rent of corporate head office in China	$394,303	$267,482	$126,821	-	-
Total:	$3,644,303	$267,482	$126,821	$3,250,000	-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS.

Index to the Financial Statements

                                                                                                                                                             Index

Report of Independent Registered Public Accounting Firm dated October 7, 2005.................................. F-2

Consolidated Balance Sheet................................................................................................................... F–4

Consolidated Statement of Operations.................................................................................................... F–6

Consolidated Statement of Cash Flows .................................................................................................. F–7

Consolidated Statement of Stockholders’ Equity (Deficit)........................................................................ F–9

Notes to the Consolidated Financial Statements.................................................................................... F–10

XINHUA CHINA LTD. Consolidated Financial Statements For The Year Ended June 30, 2006 (With Reports of Independent Registered Public Accounting Firm Thereon)

ZHONG YI (HONG KONG) C.P.A. COMPANY LIMITED

Certified Public Accountants

XINHUA CHINA LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm – Zhong Yi (Hong Kong) C.P.A. Company Limited	F-2
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-3
Consolidated Balance Sheets	F-4 – F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Cash Flow	F-7 – F-8
Consolidated Statements of Stockholders’ Equity And Comprehensive Income (Loss)	F-9
Notes to Consolidated Financial Statements	F-10 – F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Xinhua China Ltd.

We have audited the accompanying consolidated balance sheet of Xinhua China Ltd. and its subsidiaries (“the Company”) as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended June 30, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2006 and the consolidated results of operations and cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
October 13, 2006

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of the Company as at June 30, 2005 and the consolidated results of its operations and its cash flows for the year then ended in accordance with U.S. generally accepted accounting principles.

As discussed in Note 2 of the financial statements, the Company’s recurrent net losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,                                                                  /s/ Ernst & Young LLP
October 7, 2005.                                                                      Chartered Accountants

XINHUA CHINA LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Note	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	5	$224,192	$1,336,269
Restricted cash		-	362,516
Accounts receivable, net		-	39,125,170
Value-added tax receivable		-	5,964,445
Receivable from a trustee	6	1,500,000	-
Inventories, net		-	17,445,410
Other receivables and prepayments	7	60,916	167,989

Total current assets		1,785,108	64,401,799

Non current assets:
Property, plant and equipment, net	8	129,566	26,000,804
Cost method investment, net	9	-	-
Distribution network right, net		-	6,167,000
Goodwill, net		-	6,173,992

Total non-current assets		129,566	38,341,796

TOTAL ASSETS		$1,914,674	$102,743,595
		============	============

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	10	$565,862	$76,231,392
Due to related parties		-	1,510,965
Bank overdrafts	5	1,642	-

Total current liabilities		567,504	77,742,357

Non-current liabilities:
Convertible debenture	11	4,347,234	-
Loans from related parties		-	16,989,910
Loans from shareholders	12	3,784,432	2,833,319

Total non-current liabilities		8,131,666	19,823,229

TOTAL LIABILITIES		8,699,170	97,565,586

Minority interest		-	4,973,683

Stockholders’ equity:
Common stock, $0.00001 par value; 500,000,000 shares authorized; 61,779,765 shares issued and outstanding	13	618	618
Additional paid-in capital		9,684,907	5,855,525
Accumulated other comprehensive income		19,478	53
Accumulated deficit		(16,489,499)	(5,651,870)

Total stockholders’ (deficit) / equity	(6,784,496)	204,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,914,674	$102,743,595
	============	============

See accompanying notes to consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Note	2006	2005	2004
Revenue
Revenue, net		$35,091,024	$13,889,824	$-
Revenue, net – related parties		2,536,167	1,606,713	-

		37,627,191	15,496,537	-

Cost of sales
Cost of sales, net		(31,239,179)	(12,636,786)	-
Cost of sales, net – related parties		(2,087,027)	(947,680)	-

		(33,326,206)	(13,584,466)	-

Gross profit		4,300,985	1,912,071	-

Operating expenses:
Selling, general and administrative (including stock-based compensation of $3,562,086 (note 13))	15	(18,376,072)	(7,576,242)	(7,435)
Rental expense – related parties		(389,765)	(169,745)	-

Total operating expenses		(18,765,837)	(7,745,987)	(7,435)

Loss from operations		(14,464,852)	(5,833,916)	(7,435)

Other income (expense):
Interest income		303,355	552	-
Other income		410,981	65,878	-
Net gain from deconsolidation of a subsidiary	4	1,769,742	-	-
Interest expense	16	(2,642,611)	(520,875)	-

Loss before minority interest and income taxes		(14,623,385)	(6,288,361)	(7,435)

Minority interest in net loss of consolidated subsidiaries	4	3,785,756	636,491	-

Loss before income tax		(10,837,629)	(5,651,870)	(7,435)

Income tax expense	17	-	-	-

Net loss		$(10,837,629)	$(5,651,870)	$(7,435)
		===========	===========	===========

Net loss per common share- Basic and diluted	18	$(0.17)	$(0.10)	$-
		===========	===========	===========

Weighted average number of common shares outstanding – Basic and diluted		61,779,765	55,733,786	61,056,000
		===========	===========	===========

See accompanying notes to consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(10,837,629)	$(5,651,870)	$(7,435)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	614,054	116,061	1,867
Stock-based compensation	3,562,086	3,534,507	-
Net gain on deconsolidation of a subsidiary	(1,769,743)	-	-
Minority interest in net loss of consolidated subsidiaries	(3,785,756)	(636,491)	-
Amortization of deferred financing costs and fair value conversion feature	1,357,774	-	-
Imputed interest expenses	267,296	70,833	-
Allowance for doubtful accounts	2,540,008	-	-
Provision on slow moving inventories	4,765,219	-	-
Mining claim costs	-	-	54
Changes in assets and liabilities:
Accounts receivable	-	(4,863,919)	-
Inventories	-	412,080	-
Other receivables and prepayments	(53,312)	556,439	411
Accounts payable and accrued liabilities	32,254	3,876,497	(2,963)
Due to related party	-	-	6,868

Net cash used in operating activities	(3,307,749)	(2,585,863)	(1,198)

Cash flows from investing activities:
Cash acquired in connection with acquisition of Xinhua C&D	-	353,249	-
Advances to a trustee	(1,500,000)	-	-
Purchase of plant and equipment	(147,715)	(153,153)	-

Net cash (used in) provided by investing activities	(1,647,715)	200,096	-

Cash flows from financing activities:
Loans from shareholders	832,860	2,833,318	-
Contribution from minority interests of Xinhua C&D	-	169,174	-
Proceeds from convertible debenture	2,989,460	-	-
Common stocks issued for cash	-	2,267,174	-

Net cash provided by financing activities	3,822,320	3,722,036	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,133,144)	1,336,269	(1,198)

Foreign currency translation adjustment	19,425	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,336,269	-	1,328

CASH AND CASH EQUIVALENTS, END OF YEAR	$222,550	$1,336,269	$130
	============	============	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	-	-	-
	============	============	============

Cash paid for interest expenses	1,017,541	450,042	-
	============	============	============

See accompanying notes to consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”))

	Common stock
	No. of share	Amount	Additional paid-in capital	Comprehensive income (loss)	Other comprehensive income (loss)	Accumulated deficit	Total
Recapitalization as a result of reverse acquisition	35,000,000	$350	$(350)	$-	$-	$-	$-
Recapitalization to effect the acquisition of Camden	61,056,375	611	(16,982)	-	-	-	(16,371)
Cancellation of common stock in connection with reverse acquisition	(35,000,000)	(350)	350	-	-	-	-
Issuance of common stock due to option exercise	100,700	1	243,373	-	-	-	243,374
Issuance of common stock due to private placement	622,690	6	2,023,794	-	-	-	2,023,800
Stock-based compensation	-	-	3,534,507	-	-	-	3,534,507
Imputed interest on interest free advances from related parties	-	-	70,833	-	-	-	70,833
Components of comprehensive income (loss)
- Foreign currency translation	-	-	-	53	53	-	53
Net loss for the year	-	-	-	(5,651,870)	-	(5,651,870)	(5,651,870)

Balance, June 30, 2005	61,779,765	$618	$5,855,525	$(5,651,817)	$53	$(5,651,870)	$204,326
Stock-based compensation	-	-	3,562,086	-	-	-	3,562,086
Imputed interest on interest free advances from related parties	-	-	267,296	-	-	-	267,296
Components of comprehensive income (loss)
- Foreign currency translation	-	-	-	19,425	19,425	-	19,425
Net loss for the year	-	-	-	(10,837,629)	-	(10,837,629)	(10,837,629)

Balance, June 30, 2006	61,779,765	$618	$9,684,907	$(16,470,021)	$19,478	$(16,489,499)	$(6,784,496)
	========	=======	=========	=========	=========	========	========

See accompanying notes to consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.       ORGANIZATION AND BUSINESS BACKGROUND

Xinhua China Ltd. (the “Company”, formerly Camden Mines Limited) was incorporated in the State of Nevada, United States of America, on September 14, 1999. Up to September 2004, the Company was a non-operating shell company and considered as a development stage enterprise since its inception. Effective from October 12, 2004, the Company changed to its current name.  The Company has an office in Vancouver, Canada.

On September 22, 2004, the Company’s subsidiaries, Pac-Poly Investment Ltd. (“Pac-Poly”) and Beijing Boheng Investments and Management Co., Ltd. (“Boheng”) jointly entered into an Investment Agreement (“Investment Agreement”) with Xinhua Bookstore (Main Store) (“Xinhua Bookstore”) to acquire a 57.67% interest in publication distribution business in the People’s Republic of China (“PRC”). Pursuant to the Investment Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company, called Xinhua C&D. Pac-Poly and Boheng agreed to contribute $20.9 million (RMB173 million) in cash in exchange for 57.67% interest in Xinhua C&D. 20% of $20.9 million is payable within two months of closing the transaction and the remaining is payable within six months of closing. The eight other founding member corporations (“Other Investors Group”) agreed to contribute $800,000 (RMB7 million) in cash in exchange for 2.33% interest in Xinhua C&D. 20% of $800,000 is payable within two months of closing the transaction and the remaining is payable within six months of closing. As of June 30, 2005, a total of $4.34 million was paid by Pac-Poly, Boheng and the other investors group in accordance with the payment schedule. The due date for the remaining cash contribution of 80% amounting to $17.36 million originally expired on August 1, 2005 has been extended to July 31, 2006. Pursuant to a letter of confirmation dated October 7, 2005, Xinhua Bookstore has agreed to reduce the long-term loan it extended to Xinhua C&D should any receivables acquired by Xinhua C&D become uncollectible.  The acquisition was completed on February 1, 2005.

As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98% (note 4).  Subsequent to the deconsolidation of Xinhua C&D, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. (“Joannes”).

Details of the Company’s subsidiaries as of June 30, 2006 are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest held

Beijing Boheng Investments and Management Co., Ltd.	PRC, a company with limited liability	Investment holding, PRC	Registered capital $17,142,500 (RMB142,000,000)	95%

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Pac-Poly Investment Ltd.	British Virgin Islands, a company with limited liability	Investment holding, PRC	10,000,000 ordinary shares of US$1 par value	100%

Beijing Joannes Information Technology Co., Ltd.	PRC, a company with limited liability	Sales and distribution of books, PRC	Registered capital US$1,250,000	100%

2.       GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2006, the Company had a working capital of $1,217,604, a negative operating cash flow of $4,807,749 and an accumulated deficit of $16,489,499. Additionally, the Company has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business, which is described in Note 25.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2007.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•     Basis of Presentation
These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•     Use of Estimates
In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•     Basis of Consolidation
The interest of the Company in the subsidiaries was acquired by means of exchange for shares in the Company pursuant to a share exchange agreement on September 14, 2004. The transaction is considered to be transfer between entities under common control, within the meaning of US GAAP.  Accordingly, the assets and liabilities transferred have been accounted for at historical cost or at their “fair value” at the date of their original acquisition and have been included in the foregoing financial statements as of the beginning of the periods presented.

The consolidated financial statements include the financial statements of the Company and its subsidiaries.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to govern the financial and operating policies; to appoint or remove the majority of the members of the board of directors; or to cast majority of votes at the meeting of directors.

All significant inter-company balances and transactions within the Company have been eliminated on consolidation.

•     Investments in Unconsolidated Entities
The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

The Company has an investment in a privately held entity in the form of equity instruments that are not publicly traded and for which fair values are not readily determinable. The Company records its investment in a private entity under the cost method of accounting and assesses the net realizable value of this entity on a quarterly basis to determine if there has been a decline (other than temporary) in the fair value of the entity, under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

•     Cash and Cash Equivalents
Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•     Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

•     Inventories, Net
Inventories consist primarily of books and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. A majority of the inventories carry the right of return to publishers. An allowance for slow-moving inventories and obsolescence is an estimate amount based on an analysis of current business and economic risks, the duration of the inventories held, whether the inventories carry the right of return to publishers and other specific identifiable risks that may indicate a potential loss. The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses.

•     Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any.  Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable Life
Land use right	50 years
Buildings	50 years
Equipment and machinery	5 – 8 years
Motor vehicles	8 – 10 years
Leasehold improvement	2 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

•     National Distribution Right
The national distribution right enables the Company, through its former subsidiary, Xinhua C&D, to distribute books and publications in all provinces in The PRC without the need to obtain individual provincial approval. The intangible asset is acquired as part of the acquisition of Xinhua C&D at fair value. Management expects the right will be renewed indefinitely for nominal periodic renewal costs. Hence, the

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

fair value of the national distribution right is not amortized but will be evaluated annually in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”). If facts or circumstances suggest that the Company's intangible asset is impaired, an impairment loss would be recognized in that period for the difference between the carrying value of the intangible asset and its estimated fair value based on discounted net future cash flows or quoted market prices. There have been no impairment losses recognized to date.

•     Goodwill
The Company's goodwill is deemed to have an indefinite life and is no longer amortized under SFAS No.142, but is subject to annual impairment tests. If facts or circumstances suggest that the Company's goodwill is impaired, the Company assesses the fair value of the goodwill and reduces it to an amount that results in book value approximating fair value. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

•     Impairment of Long-life Assets
In accordance with SFAS No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of’, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  The Company reviews long-lived assets, if any, to determine the carrying values are not impaired.

•     Revenue Recognition
Sales revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price and considers delivery to have occurred when the customer takes possession of the products. The net sales incorporate offsets for discounts and sales returns. Revenue is recognized upon delivery, risk and ownership of the title is transferred and a reserve for sales returns is recorded even though invoicing may not be completed. The Company has demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”.

Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general and administrative expenses in the consolidated statements of operations. EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

and handling expenses in line items other than cost of sales. For the year ended June 30, 2006, $149,173 (2005: $70,666) related to shipping and handling costs was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

•     Cost of Sales
Cost of sales includes depreciation of property, plant and equipment and purchase costs to publishers.

•     Value-Added Tax
Xinhua C&D is subject to value added tax (“VAT”) imposed by the PRC on Xinhua C&D’s sales.  The output VAT is charged to customers who purchase books from Xinhua C&D and the input VAT is paid when Xinhua C&D purchases books from publishers.  The VAT rate is 13%.  The input VAT can be offset against the output VAT.

•     Advertising Expenses
The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”.  Advertising expenses totaled $128,103 and $Nil during the years ended June 30, 2006 and 2005, respectively.

•     Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in owners’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

•     Income Taxes
The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes.  Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any.  Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(loss) income in the period of enactment.  A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

•     Loss Per Share
The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 6,013,345 shares of common stock at June 30, 2006 is anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants or conversion of convertible debenture and has been presented jointly with basic loss per share.

•     Foreign Currencies Translation
The functional and reporting currency of the Company is the United States dollars (“U.S. dollars”). The accompanying consolidated financial statements have been expressed in U.S. dollars.

The functional currency of the Company’s foreign subsidiaries is the Renminbi Yuan (“RMB”). The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date.  The statement of operations is translated using a weighted average rate for the year.  Translation adjustments are reflected as cumulative translation adjustments in stockholders’ equity.

•     Segment Reporting
SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements.  The Company operates in one principal reportable segment.

•     Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivables, other payable and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•     Related Parties
For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

All material related party transactions have been disclosed in the note 19 to consolidated financial statements.

•     Equity-Based Compensation
The Company adopts SFAS No. 123, “Accounting for Stock-Based Compensation” using the fair value method.

The Company uses the Black-Scholes Option Pricing Model to estimate the fair value of options.  The weighted average fair value of options granted during the year ended June 30, 2006 and 2005 was $1.02 per share and $1.54 per share, respectively.  Weighted average assumptions used in the valuation for the years ended June 30, are summarized below:

	2006	2005
Risk free interest rate (%)	5.01	3.26
Dividend yield (%)	0	0
Expected life of option grants (years)	5	3.77
Expected volatility of option grants (%)	80	80

The Company has issued stock options to directors, officers, employees and consultants.  As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

Detailed movement of stock-based compensation has been disclosed in the note 14 to consolidated financial statements.

•     Convertible Debenture Issued with Stock Purchase Warrants
The Company accounts for the issuance of and modifications to the convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants , EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings .

Due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these debentures, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a "derivative liability").

The accompanying consolidated financial statements comply with current requirements relating to warrants and embedded derivatives as described in SFAS 133 as follows:

  The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in Loss on adjustment of the derivative and warrant liability to fair value.

  Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of June 30, 2006.

  The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives is included in interest expense in the accompanying consolidated statements of operations.

•     Recently Issued Accounting Standard
In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company has adopted these provisions, if any, at the beginning of the fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No.29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company has adopted these provisions, if any, at the beginning of the fiscal year ended December 31, 2006.

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

4.       DECONSOLIDATION OF A SUBSIDIARY, XINHUA C&D

On May 30, 2006, the Company resolved to give up 48.16% equity interest in Xinhua C&D and its effective equity interest was reduced from 56.14% to 7.98%.  The reduction in equity interest was to discharge the

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Company from its obligation to contribute further capital of $16.7 million into Xinhua C&D in accordance with the terms and conditions of the Investment Agreement dated September 22, 2004. Ultimately, the Company intended to put its resources in co-publishing and e-commerce business opportunities, while maintaining a strategic partnership with Xinhua C&D.  This reduction in capital also led the Company to a compensation of $1,237,520 to Other Investors Group of Xinhua C&D as disclosed in note 1.

Effective May 31, 2006, Xinhua C&D’s financial statements were no longer consolidated into the Company.  The investment is calculated by the accounting of cost method under the provision of SFAS No. 115 (See note 9).

The operating result of Xinhua C&D (for eleven month period ended May 31, 2006) in the aggregate for the year ended June 30, 2006, which are included in the consolidated statement of operations of the Company, are as follows:

For eleven months period ended May 31, 2006

Revenue	$37,627,191

Cost of goods sold	(33,301,121)

Gross profit	4,326,070

Operating expenses:
Selling, general and administrative	(12,968,079)

Total operating expenses	(12,968,079)

Loss from operations	(8,642,009)

Other income (expense):
Interest income	303,148
Other income	408,975
Interest expense	(1,012,914)

Loss before minority interest and income taxes	(8,942,800)

Minority interest in net loss of a consolidated subsidiary	3,785,756

Loss before minority interest	(5,157,044)
Income tax expense	-

Net loss	$(5,157,044)
==============

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The deconsolidation of Xinhua C&D was completed on May 31, 2006 and resulted in a net gain of $1,769,742 which is calculated as follows:

Investment in Xinhua C&D at the date of acquisition	$4,173,352
Share of accumulated losses in Xinhua C&D as of May 31, 2006 (from the date of acquisition as of February 1, 2005)	(5,943,094)

Net gain from deconsolidation of a subsidiary	$(1,769,742)
============

5.       CASH AND CASH EQUIVALENTS

Cash, cash equivalents and bank overdrafts include the following for the purposes of the cash flow statement:

	2006	2005

Cash at banks	$224,192	$1,336,269
Bank overdrafts	(1,642)	-

	$222,550	$1,336,269
	============	============

6.       RECEIVABLE FROM A TRUSTEE

On February 28, 2006, the Company entered an entrustment agreement (the “Agreement”) with Asia-Durable Investments (Beijing) Co. Ltd. (“Asia-Durable”), a company incorporated in the PRC.  In accordance with the Agreement, the Company agreed to entrust Asia-Durable on its behalf to invest, set up, hold and administer its interest of a company registered in the PRC (the “Project Company”).  The Company also provided a sum of $1.5 million (RMB 12 million) to Asia-Durable being the investment capital of the Project Company in April 2006.  The sum of $1.5 million is refundable at the Company’s option within one year from the date of the Agreement.  As of June 30, 2006, the effectiveness of the Project Company is subject to the approval of Chinese government to enter into co-publishing arrangements with foreign publishers.

The balance is unsecured, interest-free and repayable within twelve months.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.       OTHER RECEIVABLES AND PREPAYMENT
	2006	2005

Advances to employees	$3,792	$-
Goods and service tax receivable	1,587	-
Other receivables	1,249	41,072
Prepayments	54,288	126,917

	$60,916	$167,989
	============	============

The carrying amounts of other receivables approximate their fair value.

8.       PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	2006	2005

Land use right	$-	$5,456,089
Buildings	-	20,091,753
Equipment and machinery	48,986	420,583
Motor vehicles	33,866	148,440
Leasehold improvement	71,933	-

	154,785	26,116,865
Less: Accumulated depreciation	(25,219)	(116,061)

Property, plant and equipment, net	$129,566	$26,000,804
	============	============

Depreciation expenses for 2006 and 2005 were $614,054 and $116,061, respectively.

9.       COST METHOD INVESTMENT, NET
	2006		2005
		$
Investment at cost	$4,173,352		-
Less: Impairment	(4,173,352)		-

Carrying value of cost method investment	$-		$-
	============		============

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As a result of the deconsolidation as fully explained in Note 4 above, the cost of investment in Xinhua C&D was accounted for in the non-current assets and reduced by the impairment loss. For the year ended June 30, 2006, Xinhua C&D recorded a net capital deficiency of $1,875,000 and therefore the Company decided to write down its investment in Xinhua C&D to zero.

10.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2006 and 2005 consist of the followings:

	2006	2005

Accounts payable	$-	$73,341,068
Other payables	191,512	1,095,168
Income and business taxes payable	-	730,734
Accrued expenses	374,350	956,737
Salaries and benefits payable	-	107,685

	$565,862	$76,231,392
	============	============

11.      CONVERTIBLE DEBENTURE

Details of the convertible debenture outstanding as of June 30, 2006 and 2005 are as follows:

	2006	2005

Outstanding principal	$3,250,000	$-
Less: deferred financing costs	(198,993)	-
Less: discounts	(1,828,526)	-

Convertible debenture, net of discounts	1,222,481	-
Warrant and conversion feature liability	3,124,753	-

Net carrying value of convertible debenture	$4,347,234	$-
	============	============

On November 23, 2005, the Company entered into a debt financing agreement (the “Agreement”) with an institutional investor, and on March 23, 2006, the Agreement was modified to include an additional institutional investor, who is an affiliate of the original institutional investor (both institutional investors collectively referred to as “the Investors”).  The Investors committed to purchase up to $4,000,000 of a

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

secured convertible debenture (“the debenture”) that shall be convertible into shares of the Company’s common stock.

Under the terms of the Agreement, the total amount of outstanding principal is funded to the Company by 3 installments.  The maturity dates of the three principal amounts are five years from the respective funding dates.  Interest is payable on principal amounts outstanding at 2% per annum, compounded monthly.  The entire principal amount and all accrued interest hereof shall be either (a) paid to the investor on the maturity date or (b) converted in accordance with the terms of the debenture.

The debenture is secured by all of the tangible and intangible assets and property of the Company.  The Company has the right to redeem, at its option, a portion or all outstanding debenture at a redemption price of 135% of the face amount redeemed plus accrued interest. Pursuant to a consent letter dated May 31, 2006, the investors unanimously consented to reduce the interest in Xinhua C&D to 8.18%.

The debenture and warrants contained registration rights whereby certain liquidated damages are required to be paid to the Investors in the event that the Company fails to register the shares under a preset timeframe, and remain effective for a preset time period. The Company has authorized the issuance of 20,000,000 shares as common stock.  The Investors have a right to demand issuance of the common stock upon an event of default described in the Agreement.

The Investors are entitled to convert, at their option, at any time until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock of par value $0.00001 per share, at the lesser of: (i) $3.50; or (ii) 100% of the average of the three lowest closing bid prices per share of the common stock during the forty trading days immediately preceding the date of conversion. The aggregate maximum number of shares of common stock that this debenture may be converted into shall be 10,000,000 shares of common stock. Upon the maximum conversion, the Company shall, at its option (a) increase the maximum conversion or (b) redeem the unconverted amount of all of the debentures in whole at 135% of the unconverted amount of such debentures being redeemed plus accrued interest thereon. In the event of default, the Investors are entitled, at its option, to convert, and sell on the same day, at any time from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into common shares at a price per share equal to 20% of the fixed price of $3.50.

On December 13, 2005, the Company received $1,013,460, net of estimated expenses of $236,540 after all the closing conditions were satisfied and the Company filed its quarterly report for the period ended September 30, 2005 (the “First Closing”).  The First Closing also provided for the issuance to the Investors of an aggregate of 1,035,000 five-year common stock purchase warrants exercisable at a price of 0.00001

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

per share.  In lieu of interest, the debenture provided for an original issue discount equals to $1,073,386 and is amortized to non-cash interest expense using the effective interest rate method over the five year life of the debenture.  For the fiscal year ended June 30, 2006, the Company recognized approximately $42,832 as interest expense from the amortization of the original issue discount.

The detachable warrants issued in connection with the First Closing of the debenture are exercisable at an exercise price of $0.00001 per share, subject to adjustment in accordance with the terms of the Agreement.  The relative fair value of these warrants was calculated to be approximately $3,622,500 using a Black-Scholes valuation model with the assumptions used as follows: risk-free interest rate of 4.44%, dividend yield of 0%, stock price volatility of 80% and an expected life of the warrants of 0.8 years.  The relative fair of these warrants was recorded as a discount on the principal amount of the debenture and was amortized to interest expense using the effective interest rate method over the life of the debenture.  For the fiscal year ended June 30, 2006, the Company recognized approximately $497,747 as non-cash interest expense from the amortization of the discount that arose from the issuance of these warrants.  These warrants were presented as a derivative liability in the financial statements in accordance with EITF No. 00-19 “Accounting for derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

On March 23, 2006, the Company received $1,976,000, net of estimated expenses of $24,000, upon the filing of the Form SB-2 registration statement pursuant to the terms and conditions in the Agreement (the “Second Closing”).  In lieu of interest, the debenture provided for an original issue discount equals to $1,061,048 and is being amortized to non-cash interest expense using the effective interest rate method over the five year life of the debenture. For the fiscal year ended June 30, 2006, the Company recognized approximately $39,370 as interest expense from the amortization of the original issue discount.

The Agreement contains an embedded beneficial conversion feature amounting to $777,825, as a result of the common stock purchase warrants issued in connection with the debenture and the calculated effective conversion price of the convertible debenture. A beneficial conversion amount of $777,825 was calculated and expensed immediately since the debenture is convertible immediately, under EIFT No. 00-27 “Application of Issue No.98-5 to Certain Convertible Instruments”. The conversion feature is accounted for as a derivative liability, with changes in fair value recorded in earnings each period, by applying EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature.

The convertible debenture contains an embedded conversion feature.  For the fiscal year ended June 30, 2006, the company expensed a total amount of $1,196,158, which represents the changes of the fair value of

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

the conversion feature. The conversion feature was accounted for as a derivative liability, with changes in fair value recorded in earnings each period, by applying EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature.

Resale of the shares upon exercise of the related warrants was are being registered under the Form SB-2 registration statement (File No. 333-132780) and was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2006. A SEC review comment letter was received on April 28, 2006 and as of June 30, 2006, the registration statement has not become effective.

The third outstanding principal of $750,000 will be funded upon the effectiveness of the Form SB-2 registration statement (the “Third Closing”). The maturity dates of the three principal amounts are five years from the respective funding dates.

12.      LOANS FROM SHAREHOLDERS

The outstanding amounts represent cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured, interest-free and not repayable within the next twelve months. For the year ended June 30, 2006, the Company calculated the imputed interest expense of $267,296 (2005: 70,833) in relation to interest-free shareholders’ loans at its effective interest rate and accounted for it in the consolidated statements of stockholders’ equity.

13.      COMMON STOCK AND WARRANTS

(a)     Common Stock

During 2005, the authorized capital stock of the Company increased from $1,000 consisting of 100,000,000 shares of common stock of par value $0.00001 each to $5,000 consisting of 500,000,000 shares of common stock of par value $0.00001 each.

(b)     Warrants

  The Company completed a private placement in 2005 with certain individuals for 622,690 units at $3.25 per unit for total cash proceeds of $2,023,800. Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant.  The warrant will expire on the earlier of:

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(i)	two years from the date of issuance; and
(ii)	fifteen business days from date that the Company provides notice in writing to the subscriber that the Company’s common shares have been trading or traded at a price of $7 or more for a period of ten days.

The warrant shares shall have an exercise price of $4.50 per warrant share for the first twelve months, and if still available after twelve months, the warrant shares shall have an exercise price of $4.60 per warrant share starting on the first day of the second twelve month period and increasing by $0.10 on the first day of each subsequent month thereafter until expiration of the warrants. Warrants outstanding at June 30, 2006 will lead to the issuance of a total of 311,345 additional shares of common stock if fully exercised.

  Share purchase warrant issued from convertible debenture

  On December 13, 2005, the Company issued to the holder of the convertible debenture (note 11) 1,035,000 warrants. One share purchase warrants is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010. As of June 30, 2006, 1,035,000 warrants remained outstanding.

  Share warrant issued for service

  On May 1, 2006, the Company issued 100,000 warrants at $1.47 per share to Mr. Peter Shandro, the VP Business Strategy of the Company, in association with the planning and execution of the on-line ecommerce initiative of the Company. We recorded compensation expense of $94,775 associated with the issuance of these warrants.

14.      STOCK OPTION PLAN

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

Under the Plan, the Board of Directors authorized to grant 250,000 and 350,000 options to the employees and consultants of the Company, respectively for the fiscal year of 2006 with an estimated value of $1.00

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

per share, using the Black-Scholes Option Pricing Model with the weighted average assumptions.  The following is a summary of the stock option information:

No. of options	Weighted average exercise price

Options outstanding as of July 1, 2005	4,104,300	$ 2.43
Granted in November 2005	20,000	2.55
Expired	(147,300)	3.25
Forfeited	(10,000)	2.40
Granted in May 2006	580,000	1.47

Options outstanding as of June 30, 2006	4,547,000	$ 2.28
====================	===================

Range of exercise prices	No. of option outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of option exercisable	Weighted average exercise price

$ 1.01 – 2.00	580,000	4.85	$ 1.47	580,000	$ 1.47
$ 2.01 – 3.00	3,967,000	3.17	$ 2.40	3,862,000	$ 2.40

4,547,000	3.39	$ 2.28	4,442,000	$ 2.28
==========	============	============	===========	==========

As of June 30, 2006, there was $135,470 (2005: $3 million) of total unrecognised compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 17 months.

The Company charged $3,562,086 (2005: $3,534,507) of stock-based compensation to operations for the year ended June 30, 2006 by applying the fair value method in accordance with SFAS No. 123.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

15.      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	2006	2005	2004

Allowance for doubtful accounts	2,540,008	-	-
Legal and professional fees	1,009,920	-	4,368
Allowance for slow moving inventories	4,765,218	-	-
Office expenses	443,644	142,726	-
Salaries and benefits	2,621,736	1,403,188	-
Shipping and freight	149,173	70,666	-
Stock-based compensation	3,562,086	3,534,507	-
Vehicle expense	108,751	49,686	-
Other expenses	3,175,536	2,375,469	2,656

	18,376,072	7,576,242	7,435
	===========	===========	===========

16.      INTEREST EXPENSE
	2006	2005	2004

Interest expense from the amortization of deferred financing cost and discount on convertible debenture	1,357,774	-	-
Imputed interest charged	267,296	70,833	-
Interest on loans from related parties	1,017,541	450,042	-

	2,642,611	520,875	-
	===========	===========	===========

17.      TAXATION

The Company is subject to US taxes at 35%. Pac-Poly is a BVI company and is not subject to income taxes.  Xinhua C&D and Boheng are subject to income taxes in The PRC.  Pursuant to the PRC Income Tax Laws, the subsidiaries are generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

Neither the Company nor its subsidiaries had any assessable income for the year and so no provision nor benefit for EIT was recorded for the year ended June 30, 2006.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of June 30, 2006 and 2005, the primary components of temporary differences which might give rise to the Company's deferred tax assets or liabilities are as follows:

	2006	2005

Net operating loss carry-forwards	576,000	721,000
Stock-based compensation	1,074,000	1,237,000
Valuation allowance	(1,650,000)	(1,958,000)

Net deferred tax assets	-	-
	===========	===========

Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years’ taxable income.

As of June 30, 2006, valuation allowance of $1,650,000 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

18.      NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

Basic and diluted net loss per share calculation:	2006	2005	2004
Numerator:
Net loss used in computing basic net loss per share	10,837,629	5,651,870	7,435
	===========	===========	===========

Denominator:
Weighted average ordinary shares outstanding	61,779,765	55,733,786	61,056,000
	===========	===========	===========

Basic and diluted net loss per share	$ 0.17	$ 0.10	$ -
	===========	===========	===========

For the year ended June 30, 2006 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

19.      RELATED PARTY TRANSACTION

  During the year ended June 30, 2006, Xinhua C&D rented facilities, including office and warehouse, from Xinhua Bookstore, a formerly non-controlling interest stockholder of Xinhua C&D.  The total rental expenses for the period ended May 31, 2006 was $389,765 (RMB 3,149,570) and for the years ended June 30, 2005 and 2004 was $169,745 (RMB 1,404,727) and $nil, respectively.

  During the period ended May 31, 2006, Xinhua C&D purchased books totaling $2,087,027 (RMB 16,864,599) from vendors in which Xinhua Bookstore is a major stockholder. The transactions were conducted and acquired in the ordinary course of business and at arms length.
	2006	2005	2004

China Map Publishing House (RMB 2,785,064)	$344,657	$1,304,341	$-
Commercial Press (RMB 5,557,779)	687,786	2,551,214	-
Jieli Publishing House (RMB 433,512)	53,648	137,082	-
People’s Literature Publishing House (RMB 3,001,379)	371,427	516,639	-
People’s Publishing House (RMB 3,038,151)	375,977	522,557	-
Sanlian Bookstore (RMB 1,239,853)	153,434	147,922	-
The Great Encyclopedia of China Publishing House (RMB 808,861)	100,098	148,910	-

	$2,087,027	$5,328,665	$-
	===========	===========	===========

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

  During the period ended May 31, 2006, Xinhua C&D sold books totaling $2,536,167 (RMB 20,493,956) to customers in which Xinhua Bookstore is a major stockholder. The transactions were conducted and acquired in the ordinary course of business and at arms length.

	2006	2005	2004

Xinhua Audio Video Lease and Distribution Co., Ltd. (RMB 863,161)	$106,818	$92,495	$-
Beijing Xinhua Qiusuo Books Chain Store Co., Ltd. (RMB 3,598,432)	445,313	642,956	-
Jinhua Books Distribution Co., Ltd. (RMB 8,413)	1,041	62	-
Chengdu Distribution Branch (RMB 5,418,903)	670,600	161,790	-
Liaoning Distribution Branch (RMB 10,605,047)	1,312,395	709,410	-

	$2,536,167	$1,606,713	$-
	===========	===========	===========

20.      CHINA CONTRIBUTION PLAN

Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $813,418, $321,646 and $nil for each of the years ended 2006, 2005 and 2004 respectively.

21.      STATUTORY RESERVES

The Company is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”).  Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the Company’s registered capital.  Appropriation to the statutory public welfare fund is 10% of the after-tax net income determined in accordance with the PRC GAAP.  Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  The Company made no appropriations to the statutory reserve as it did not have a pre-tax profit.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

22.      CONCENTRATION OF RISK

(a)       Major Customers and Vendors

For the year ended June 30, 2006, 84.22% of the Company’s assets were located in The PRC and 100% of the Company’s revenues were derived from customers located in The PRC and there are no customers and vendors who account for 10% or more of revenues and purchases.

(b)     Credit Risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

23.      COMMITMENT AND CONTINGENCIES

The Company’s subsidiary, Boheng leases an office premise under a non-cancelable operating lease. These costs incurred under this operating lease are recorded as rental expense and totaled approximately $79,948 and $22,374 for the year ended 2006 and 2005 respectively.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Years ending June 30:
2007	$267,482
2008	$126,821

24.      COMPARATIVE AMOUNTS

Certain amounts included in prior years' consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity, or net income.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

25.      SUBSEQUENT EVENTS

(a)	On July 10, 2006, the Company and four of the Company’s largest shareholders each entered into a binding letter agreement, whereby each of them agreed that within three business day after the Board of Directors of the Company approved the agreement between the Company and Xinhua C&D for the Company to reduce its interest in Xinhua C&D from 56.14% to 7.98%, each of them would surrender for cancellation and return to the Company’s treasury 2,500,000 of the shares of common stock of the Company registered in their respective names for a total of 10,000,000 shares being surrendered and cancelled. As a result of the surrender and cancellation of such 10,000,000 shares of the Company’s common stock, the total issued and outstanding shares will be reduced from 61,779,765 to 51,779,765.

(b)	On September 1, 2006, Joannes signed a service agreement in association of developing e-books platform for a consideration of $297,000 (RMB 2,400,000).

(c)	On September 30, 2006, the Company signed an agreement to sell all its 95% equity interest in Boheng for a cash consideration of $1,870,000 (RMB 15,000,000). The agreement will become effective subject to the consent of the Investors (see Note 11).

ITEM 8. SUPPLEMENTARY DATA

	Year Ended June 30, 2006
	Forth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	4,630,566	7,780,796	9,146,838	16,068,991
Gross profit	673,072	916,905	1,044,443	1,666,565
Net loss	2,637,403	4,358,625	2,125,705	1,715,896
Net loss per share	0.04	0.07	0.03	0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 24, 2006, the Company dismissed Ernst & Young LLP, Chartered Accountants (“Ernst & Young”) as the principal independent accountants of the Company, who were appointed as the Company’s principal independent accountants on May 3, 2005.  The Board of Directors of the Company authorized the dismissal of Ernst & Young on July 24, 2006.

During the Company's fiscal year-ended June 30, 2005 and any subsequent interim period preceding the date of dismissal of Ernst & Young, there were no disagreements with Ernst & Young which were not resolved on any matters concerning accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the subject matter of the disagreements in connection with their reports.  Ernst & Young as the Company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.  The audit opinions were modified to include a going concern qualification during the Company’s year-ended June 30, 2005.  The Company has requested Ernst & Young to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of that letter, dated July 27, 2006 is filed as Exhibit 16.1 to the form 8-K filed on August 1, 2006.

On July 24, 2006, the Board of Directors of the Company approved and authorized the engagement of Zhong Yi (Hong Kong) C.P.A. Company Limited, Certified Public Accountants, of the 9th Fl., Chinachem Hollywood Centre, 1-13 Hollywood Rd., Central, Hong Kong as the principal independent accountant for the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company did report on a Form 8-K the information about the change in the principal independent accountant for the Company from Ernst & Young LLP (Canada) to Zhong Yi (Hong Kong) C.P.A. Company Limited, Certified Public Accountants, which is discussed in Item 9 “Change in and Disagreement with Accountants on Accounting and Financial Disclosure”, hereinabove.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Current Officers and Directors

As of the date of this Annual Report, our directors and executive officers are as follows:

Name	Age	Position with the Company
Xianping Wang	45	President, CEO and a Director
Peter Shandro	61	Director
Clement Wu	42	CFO, Secretary, Treasurer and a Director

Mr. Henry Jung resigned as a director and Chief Financial Officer on December 31, 2005.

Mr. Edward Wong resigned as a Director on June 9, 2006.

All directors have a term of office expiring at our next annual general meeting of our shareholders, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of our Officers and Directors

XIANPING WANG has been a Director of the Company since August 5, 2004 and has been the President and CEO of the Company since September 4, 2004.  In addition, Mr. Wang is the President of Asia-Durable (Beijing) Investments Co., Ltd. from 2002 to 2004, which is a company that has successfully invested in construction and development projects as well as biotechnology research.  From 1997 to 2002, Mr. Wang was the President of Beijing New Fortune Investment Co., Ltd., which is a company that has invested in real estate and other profitable projects such as Chongqing Wanli Storage Battery Co., Ltd. and Shenzhen Technology Co., Ltd.  Mr. Wang helped Chongqing Wanli Storage Battery Co., Ltd. and Shenzhen Technology Co., Ltd. to become publicly listed companies on Chinese stock markets in Shanghai and Shenzhen.  Mr. Wang received an Engineering Bachelor Degree from Navy Engineering Institute in 1978 and an Economics Master Degree from Tsinghua University in 1990.

PETER SHANDRO has been a Director of the Company since September 3, 2004.  Mr. Peter Shandro has been a self employed business consultant since 2003.  From 1999 to 2003 he was the CEO of XML Global Technologies, Inc., a software development company focused on data transformation and web-based transactional solutions. XML global Technologies is listed on the Over-the-Counter Bulletin Board.  Mr. Shandro has business development, corporate finance, public offering and strategic planning experience in manufacturing, distribution, retail, medical devices, software development, transportation and oil and gas exploration, both as a principal and consultant through Wes-Sport Holdings Ltd., a company he founded in 1981.  Mr. Shandro obtained a Bachelors of Science Degree with a concentration in Chemistry from the University of Alberta in 1965.

CLEMENT WU, as an accomplished financial professional, brings additional management skills to the Company.  His extensive background as finance and accounting executive coupled with his vast experience in a variety of domestic and international businesses also makes him a tremendous asset to the Company.  Mr. Wu, 42, brings more than 14 years of experience in financial leadership roles, including holding a significant auditing position as assistant manager with PricewaterhouseCoopers in Beijing China from 1992 to 1999.  Most recently, Mr. Wu served at the Financial Controller for Beijing Dongming Chemical Industry Co., Ltd (“Beijing Dongming”), where he was responsible for all financial aspects of Beijing Dongming and improved the information system by reducing the reporting time.  Mr. Wu hold’s a bachelor’s degree in economics from Beijing Normal University and is a Certified Accountant.

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended June 30, 2006, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

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

Mr. Henry Jung failed to timely file his initial Form 3 relating to his appointment as one of our Directors on September 3, 2004 due to an error in his EDGAR codes.  Mr. Jung filed his Form 3 on September 13, 2004.  In addition, Mr. Henry Jung failed to timely file his Form 5 within 45 days of the fiscal year ended June 30, 2006 relating to his resignation as a director and CFO of the Company on December 31, 2005 and his resignation as Secretary and Treasurer of the Company on May 9, 2006.

Mr. Peter Shandro failed to timely file his initial Form 3 relating to his appointment as one of our Directors on September 3, 2004 due to the unknown expiry of his EDGAR codes.  Mr. Shandro filed his Form 3 on September 14, 2004.

Mr. Reg Handford has failed to timely file his Form 5 within 45 days of the fiscal year ended June 30, 2005 relating to his resignation as a director and Secretary and Treasurer of the Company on June 7, 2005.

Ms. Lily Wang and Messrs. Derrick Luu, Hongxing Li and Jianmin Zhou have failed to timely file their Form 3’s by February 10, 2005 with respect to acquiring more than 10% beneficial ownership in the Company resulting from the Company’s acquisition of Pac-Poly and Boheng.  Ms. Lily Wang and Mr. Derrick Luu filed their Form 3’s on July 11, 2005.

In addition, Ms. Lily Wang and Messrs. Derrick Luu, Hongxing Li and Jianmin Zhou have failed to timely file their Form 4’s by August 1, 2006 with respect to the discretionary surrender and cancellation of 2,500,000 shares of common stock of the Company by each of them which occurred on July 28, 2006.  Mr. Derrick Luu filed his Form 4 on September 1, 2006 and Messrs. Hongxing Li and Jianmin Zhou filed their Form 4’s on September 5, 2006.

Mr. Edward Wong failed to timely file his Form 5 relating to his resignation as a director of the Company on June 9, 2006.

Audit Committee and Charter

As of September 30, 2006, our audit committee consisted of the following directors:

            Peter Shandro
            Clement Wu

Peter Shandro and Clement Wu are deemed independent members of the audit committee.  Clement Wu, a member on the current audit committee also holds the position of CFO of the Company.  Our audit committee is responsible for: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and (v) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors considered whether the independent principal accountant is independent, and concluded that the auditor for the previous fiscal year ended June 30, 2006 was independent.

Audit Committee Financial Expert

At this time, Mr. Clement Wu is our audit committee financial expert.  Mr. Wu is a Certified Accountant and we believe that he is sufficiently qualified to act as our financial expert.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is available upon request by contacting Peter Shandro at (604) 685-5535.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is available upon request by contacting Peter Shandro at (604) 685-5535.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by our Company to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Xianping Wang (1) President, CEO and Director	2006 2005	120,000 (2) 50,000 (2)	0 0	0 0	0 0	0 475,000	0 0	0 0
Clement Wu (3) CFO, Secretary, Treasurer and Director	2006	35,625 (4)	0	0	0	150,000	0	0
Peter Shandro (5) VP Business Strategy and Director	2006 2005	18,000 (6) nil	0	0	0	50,000 200,000	0	100,000 warrants(6)
Edward Wong (7) Director	2006 2005	nil nil	0	0	0	50,000 200,000	0	0
Henry Jung (8) Chief Executive Officer & Director	2006 2005	nil 23,200 (9)	0 0	0 0	0 0	0 300,000(10)	0 0	0 0
Reg Handford (11) Secretary, Treasurer & Director	2005	8,250 (12)	0	0	0	50,000	0	0

(1)       Mr. Xianping Wang was appointed as a director of the Company on August 5, 2004 and as the President and CEO of the Company on September 4, 2004.
(2)       Mr. Xianping Wang was to receive $10,000 per month starting Feb. 2005, however, this amount has been accrued by Mr. Wang.  Therefore, for the fiscal years ended June 30, 2006 and June 30, 2005, the Company has  outstanding obligations of $120,000 and of $50,000 owing to Mr. Wang.
(3)       Mr. Clement Wu was appointed a director and the CFO of the Company on January 1, 2006 and as the Secretary and Treasurer of the Company on May 19, 2006.
(4)       Mr. Clement has received $5,938 per month starting on January 1, 2006 and has received a total of $35,625 as compensation for the fiscal year ended June 30, 2006.
(5)       Mr. Peter Shandro was appointed a director of the Company on September 3, 2004 and as the VP Business Strategy on April 1, 2006.
(6)       Mr. Peter Shandro has received $6,000 per month starting on April 1, 2006 and has received a total of $18,000 as compensation for the fiscal year ended June 30, 2006.  In addition, as part of Mr. Peter Shandro’s compensation for acting as VP Business Strategy, Mr. Shandro was issued 100,000 warrants at an exercise price of $1.47 per share and having an expiry date of May 1, 2009.

(7)       Mr. Edward Wong was appointed a director of the Company on September 3, 2004 and resigned as a director of the Company on June 9, 2006.  The stock options granted to Edward Wong expired 90 days after his resignation.
(8)       Mr. Henry Jung was appointed as a director of the Company on September 3, 2004 and as the CFO of the Company on September 4, 2004.  In addition, Mr. Jung was appointed as the Secretary and Treasurer of the Company on June 24, 2005.  Mr. Jung resigned as a director and as CFO of the Company on December 31, 2005, and resigned as the Secretary and Treasurer of the Company on May 9, 2006.
(9)       Mr. Henry Jung has received $2,900 per month starting Nov. 2004 and has received a total of $23,200 as compensation as of the fiscal year ended June 30, 2005.
(10)      These options were granted to the Henry Jung Family Trust, of which Henry Jung has control over such options.  However, these stock options expired 90 days after Mr. Jung resigned as Secretary and Treasurer of the Company on May 9, 2006.
(11)      Mr. Reg Handford was appointed a director of the Company on September 3, 2004 and as the Secretary and Treasurer of the Company on September 4, 2004.  However, on June 7, 2005, Mr. Handford resigned from all officer positions and as a director of the Company.  Therefore, the stock options granted to Mr. Hanford expired 90 days after he resigned as Secretary and Treasurer on June 7, 2005.
(12)      Mr. Reg Handford received approximately $825 per month starting September 2004 and has received a total of approximately $8,250 as compensation as of the fiscal year ended June 30, 2005.

No long term incentive plan awards were made to any executive officer during the fiscal year ended June 30, 2006.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of September 30, 2006, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Xianping Wang B-26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, China	10,475,000 (1)(2)	President, Chief Executive Officer, and a Director	20.05%
Peter Shandro 808 – 609 Granville St. Vancouver, BC V7X 1M6	225,000 (1)(3)	VP Business Strategy and a Director	0.43%
Clement Wu No. 2 Xilangxia Street West District Beijing, China	150,000 (1)(4)	CFO, Secretary, Treasurer and a Director	0.29%
Jianmin Zhou South Construction St., No. 7 Qiaodong District, Shijiazhuang, China	8,760,865 (1)	10% beneficial owner	16.92%
Hongxing Li Room 702, Block 19 Capital Normal University Haidian District, Beijing China	4,852,135 (1)	10% beneficial owner	9.37%
Derrick Luu 12 B Merlin Champagne Town No. 6 Liyuan St., Tianzhu Shunyi District, Beijing China 101312	5,717,438 (1)(5)	10% beneficial owner	10.95%
Lily Wang 300 Murchison Drive, #202 Millbrae, CA 94030	6,119,562 (1)	10% beneficial owner	11.82%
All officers and Directors as a Group (2 Persons)	10,850,000 (6)		20.62%

(1)       These are restricted shares of common stock.
(2)       This figure includes 10,000,000 shares that are held directly by Xianping Wang and 475,000 shares underlying stock options which have vested and are exercisable within 60 days of October 10, 2006.

(3)       This figure includes 225,000 shares underlying stock options which have vested and are exercisable within 60 days of October 10, 2006
(4)       This figure includes 150,000 shares underlying stock options which have vested and are exercisable within 60 days of October 10, 2006.
(5)       This figure includes 5,267,438 shares that are held directly by Derrick Luu and 450,000 shares underlying stock options which have vested and are exercisable within 60 days of October 10, 2006.
(6)       This figure includes 10,000,000 shares that are held either directly or indirectly by the officers and directors as well as 850,000 shares underlying stock options held by the officers and directors which have vested and are exercisable within 60 days of October 10, 2006.

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

As of the fiscal year ended June 30, 2006, a total of 1,992,000 stock options remain outstanding, which were granted to directors, officers and employees of the Company as set forth in the table below.

Name	Position	# of Options & Price	Term of Options	Vesting type	Date of Grant
Heping Wang	Employee	70,000 @$2.40	5 years	1	Sept. 23, 2004
Jie Yang	Employee	70,000 @$2.40	5 years	1	Sept. 23, 2004
Ping Liu	Employee	70,000 @$2.40	5 years	1	Sept. 23, 2004
Aiping Li	Employee	50,000 @$2.40	5 years	1	Sept. 23, 2004
Bin Chen	Employee	50,000 @$2.40	5 years	1	Sept. 23, 2004
Yingli Wu	Employee	70,000 @$2.40	5 years	1	Sept. 23, 2004
Jinguo Zhen	Employee	100,000 @$2.40	5 years	1	Sept. 23, 2004
Huali Mao	Employee	20,000 @$2.40	5 years	1	Sept. 23, 2004
Bin Li Li	Employee	5,000 @$2.40	5 years	1	Sept. 23, 2004
Tao Jiang	Employee	5,000 @$2.40	5 years	1	Sept. 23, 2004
Yueshan Liu	Employee	5,000 @$2.40	5 years	1	Sept. 23, 2004
Rong Li	Employee	5,000 @$2.40	5 years	1	Sept. 23, 2004

Xin He	Employee	5,000 @$2.40	5 years	1	Sept. 23, 2004
XianPing Wang	Director	475,000 @$2.40	5 years	2	Sept. 23, 2004
Edward Wong (1)	Director	200,000 @$2.40 50,000 @ $1.47	5 years 5 years	2 Vest on grant	Sept. 23, 2004 May 8, 2006
Peter Shandro	Director and Vice Pres.	175,000 @$2.40 50,000 @ $1.47	5 years 5 years	2 Vest on grant	Sept. 23, 2004 May 8, 2006
HJ Family Trust (Henry Jung) (2)	Director	287,000 @$2.40	5 years	2	Sept. 23, 2004
Zhao Zhao	Employee	80,000 @$2.40	5 years	2	Sept. 23, 2004
Clement Wu	Director and CFO	150,000 @ $1.47	5 years	Vest on grant	May 8, 2006
Total:		1,992,000

(1)                 Mr. Edward Wong resigned from his position as a director of the Company on June 9, 2006, and therefore, his options expired on September 9, 2006.
(2)                 Mr. Henry Jung resigned from his position as the Secretary and Treasurer of the Company on May 9, 2006, and therefore, his options expired on August 9, 2006.

As of the fiscal year ended June 30, 2006, a total of 2,555,000 stock options remain outstanding, which were granted to consultants of the Company as set forth in the table below.

Name	Position	# of Options & Price	Term of Options	Vesting type	Date of Grant
Viking Investment Management Co. Limited	Consultant	25,000 @$2.40	5 years	2	Sept. 23, 2004
Derrick Luu	Consultant	450,000 @$2.40	5 years	2	Sept. 23, 2004
Jesse Chan	Consultant	80,000 @$2.40	5 years	2	Sept. 23, 2004
Kenneth Y Lee	Consultant	300,000 @$2.40	5 years	2	Sept. 23, 2004
Liss Family	Consultant	150,000 @$2.40	5 years	2	Sept. 23, 2004
Steven Kwok	Consultant	30,000 @ $1.47	5 years	Vest on grant	May 8, 2006
Famous Key International Limited	Consultant	300,000 @ $1.47	5 years	Vest on grant	May 8, 2006
Dial A Book	Consultant	20,000 @ $2.55	5 years	Vest on grant	Nov 4, 2005
Image Direct Group Limited	Consultant	500,000 @$2.40	5 years	2	Sept. 23, 2004
Diagnotech Company Limited	Consultant	500,000 @$2.40	5 years	2	Sept. 23, 2004
Leo K Chen	Consultant	200,000 @$2.40	5 years	2	Sept. 23, 2004
Total:		2,555,000

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no transactions between us and our directors, officers, or other related parties during the fiscal year ended June 30, 2006, except pursuant to a verbal consulting arrangement with Sinoglobe Worldwide Limited, which is beneficially owned by Derrick Luu, whereby Sinoglobe Worldwide Limited receives $10,000 per month starting January 1, 2005; Sinoglobe Worldwide Limited is a primary business management consultant to the Company.  Sinoglobe Worldwide Limited has received a total of $120,000 as compensation as of the fiscal year ended June 30, 2006.  We feel that those consulting fees paid to Sinoglobe Worldwide Limited were comparable to those available from non-affiliated parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Q/10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006 - $250,000 Zhong Yi (Hong Kong) CPA Company Limited
2006 - $592,874 Ernst & young LLP (Canada)
2005 - $569,000 Ernst & Young LLP (Canada)

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006 - nil Zhong Yi (Hong Kong) CPA Company Limited
2006 - nil Ernst & young LLP (Canada)
2005 – nil - Ernst & Young LLP (Canada)

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 – nil - Zhong Yi (Hong Kong) CPA Company Limited
2006 – nil - Ernst & young LLP (Canada)
2005 – nil - Ernst & Young LLP (Canada)

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 – nil - Zhong Yi (Hong Kong) CPA Company Limited
2006 – nil - Ernst & young LLP (Canada)
2005 – nil - Ernst & Young LLP (Canada)

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

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report:

Exhibit
14.1*	Code of Ethics
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification under Rule 13a-14(a).
31.2	Certification under Rule 13a-14(a).
32.1	Certification under Section 1350.
32.2	Certification under Section 1350.
  Previously filed as exhibits to Form 10-KSB filed on November 10, 2005 and incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of October, 2006.

XINHUA CHINA LTD. (Registrant)
BY:	/s/ Xianping Wang Xianping Wang President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Xianping Wang Xianping Wang	President, Chief Executive Officer and a Director	October 12, 2006
/s/ Clement Wu Clement Wu	Chief Financial Officer, Secretary, Treasurer and a Director	October 12, 2006
/s/ Peter Shandro Peter Shandro	VP Business Strategy and a Director	October 12, 2006

Exhibit Index

Exhibit #		Page#
23.1	Consent of Independent Registered Public Accounting Firm	42
31.1	Certification under Rule 13a-14(a).	43
31.2	Certification under Rule 13a-14(a).	45
32.1	Certification under Section 1350.	47
32.2	Certification under Section 1350.	48