Form 10-Q
period 2006-09-30
XINHUA CHINA LTD
filed 2006-11-20
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006	Commission File Number 000-33195

XINHUA CHINA LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0437644 (IRS Employer Identification No.)

A-11 Chaowai Men Property Trade Center Office Building No. 26 Chaoyanmen Wai Street, Chaoyang District, Beijing, People’s Republic of China (Address of Principal Executive Offices)	100020 (Zip Code)

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

Yes        No

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 17, 2006
Common Stock, $0.00001 par value	51,779,765

Table of Contents

PART I FINANCIAL INFORMATION

	Forward Looking Statements......................................................................................	4

Item 1	Financial Statements....................................................................................................	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations..................................................................................................................	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.........................................	30

Item 4.	Controls and Procedures.............................................................................................	30

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.......................................................................................................	31

Item 1A.	Risk Factors...............................................................................................................	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds........................................	36

Item 3.	Defaults Upon Senior Securities...................................................................................	36

Item 4.	Submission of Matters to a Vote of Security Holders....................................................	36

Item 5.	Other Information.........................................................................................................	36

Item 6.	Exhibits.........................................................................................................................	36

	Signatures.....................................................................................................................	37

FORWARD LOOKING STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2006 included in the annual report previously filed on Form 10-K.  In the opinion of management all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XINHUA CHINA LTD. AND SUBSIDIARIES Condensed Consolidated Financial Statements For The Three Months Period Ended September 30, 2006 (Unaudited)

XINHUA CHINA LTD. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations	F-3
Condensed Consolidated Statements of Cash Flow	F-4
Notes to Condensed Consolidated Financial Statements	F-5 – F-18

XINHUA CHINA LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Notes	September 30, 2006	June 30, 2006
		(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents		$ 306,754	$ 224,192
Receivable from a trustee	5	1,500,000	1,500,000
Other receivables and prepayments		294,040	60,916

Total current assets		2,100,794	1,785,108

Non current assets:
Property, plant and equipment, net	6	127,066	129,566

TOTAL ASSETS		$ 2,227,860	$ 1,914,674
		============	============

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	7	$ 586,687	$ 565,862
Deposits received	15	252,982	-
Bank overdrafts		-	1,642

Total current liabilities		839,669	567,504

Non-current liabilities:
Convertible debenture	8	5,025,132	4,347,234
Loans from shareholders	9	4,283,452	3,784,432

Total non-current liabilities		9,308,584	8,131,666

TOTAL LIABILITIES		10,148,253	8,699,170

Stockholders’ deficiency:
Common stock, $0.00001 par value; 500,000,000 shares authorized; 51,779,765 shares issued and outstanding		518	618
Additional paid-in capital		9,846,750	9,684,907
Accumulated other comprehensive income		17,763	19,478
Accumulated deficit		(17,785,424)	(16,489,499)

Total stockholders’ deficiency		(7,920,393)	(6,784,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCIES		$ 2,227,860	$ 1,914,674
		============	============

See accompanying notes to condensed consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

		Three months ended September 30,
	Notes	2006	2005

Revenue		$ 50,220	$ 16,068,991

Cost of revenue		45,449	14,402,426

Gross profit		4,771	1,666,565

Operating expenses:
Selling, general and administrative		461,431	2,179,042
Stock-based compensation	10	68,665	955,213
Rental expense – related parties		-	112,374

Total operating expenses		530,096	3,246,629

Loss from operations		(525,325)	(1,580,064)

Other income (expense):
Interest income		476	9,871
Other income		-	55,811
Interest expense		(771,076)	(289,725)

		(770,600)	(224,043)

Loss before minority interest and income taxes		(1,295,925)	(1,804,107)

Minority interest in net loss of consolidated subsidiaries		-	88,211

Loss before income taxes		(1,295,925)	(1,715,896)

Income tax expense		-	-

Net loss		$ (1,295,925)	$ (1,715,896)
		============	============

Net loss per common share – Basic and diluted		$ (0.03)	$ (0.03)
		============	============

Weighted average number of common shares outstanding – Basic and diluted		52,779,765	61,779,765
		============	============

See accompanying notes to condensed consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))
(UNAUDITED)

	Three months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ (1,295,925)	$ (1,715,896)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,182	71,125
Stock-based compensation	68,665	955,213
Minority interest in net loss of consolidated subsidiaries	-	(88,211)
Amortization of deferred financing costs and fair value conversion feature	677,898	-
Imputed interest expenses	93,178	50,518
Changes in assets and liabilities:
Accounts receivable	-	(11,155,625)
Inventories	-	358,742
Other receivables and prepayments	(232,870)	(4,234)
Accounts payable and accrued liabilities	19,183	11,503,114

Net cash used in operating activities	(657,689)	(25,254)

Cash flows from investing activities:
Deposits received from disposal of a subsidiary (see note 15)	252,982	-
Purchase of property, plant and equipment	(9,681)	(134,450)

Net cash provided by (used in) investing activities	243,301	(134,450)

Cash flows from financing activities:
Loans from (repayments to) shareholders	498,665	(610,406)
Contribution from minority interests of Xinhua C&D	-	469,709
Restricted cash	-	184,441

Net cash provided by financing activities	498,665	43,744

Foreign currency translation adjustment	(1,715)	30,190

NET CHANGE IN CASH AND CASH EQUIVALENTS	82,562	(85,770)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,192	1,336,269

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 306,754	$ 1,250,499
	============	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	-	-
	============	============

Cash paid for interest expenses	-	239,207
	============	============

See accompanying notes to condensed consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE – 1     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Xinhua China Ltd. and subsidiaries as of September 30, 2006 and for the three months period ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.

The condensed consolidated financial statements include the accounts of Xinhua China Ltd. and its majority-owned subsidiaries (“Xinhua China” or the “Company”). The Company consolidates all majority-owned and non-controlling entities and applies the cost method for all other investments. All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months period ended September 30, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with current period presentation, including the segment realignment, stock split and discontinued operations discussed below.

NOTE – 2    BUSINESS ORGANIZATION

Xinhua China Ltd. (“Company”) was incorporated September 14, 1999 in the State of Nevada under the company name Camden Mines Limited (“Camden”). Up to September 4, 2004, the Company was an inactive development stage enterprise since its formation. The Company maintains its registered agent’s office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and its principal executive office at A-11 Chaowai Men Office Building No. 26 Chaoyangmen Wai Street, Chaoyang District, Beijing.

On September 22, 2004, the Company’s subsidiaries, Pac-Poly Investment Ltd. (“Pac-Poly”) and Beijing Boheng Investments and Management Co., Ltd. (“Boheng”) jointly entered into an Investment Agreement (“Investment Agreement”) with Xinhua Bookstore (Main Store) (“Xinhua Bookstore”) to acquire a 57.67% interest in publication distribution business in the People’s Republic of China (“PRC”). Pursuant to the Investment Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company, called Xinhua C&D. Pac-Poly and Boheng agreed to contribute $20.9 million (RMB173 million) in cash in exchange for 57.67% interest in Xinhua C&D. The acquisition was completed on February 1, 2005. As of May 31, 2006, the Company reduced its effective equity interest in Xinhua C&D from 56.14% to 7.98%.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

Subsequent to the deconsolidation of Xinhua C&D in May 2006, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. (“Joannes”).

Details of the Company’s subsidiaries as of September 30, 2006 are described below:

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

NOTE – 3    GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2006, the Company had a negative operating cash flow of $657,689 and an accumulated deficit of $17,785,424. Additionally, the Company has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business in Joannes.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2007.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE – 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

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

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries.

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

•     Investments in Unconsolidated Entities

The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the condensed consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

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

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

•     Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any.  Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable Life
Equipment and machinery	3 – 6 years
Motor vehicles	5 – 8 years
Leasehold improvement	2 years

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

Subsequent to the deconsolidation of Xinhua C&D in May 2006, the Company continued to commence the Internet book distribution business through a subsidiary, Joannes.  For the three months period ended September 30, 2006, the Company is principally engaged in the provision of technical service on the Internet book distribution.  The revenue is recorded at an agreed fixed amount in a monthly basis and recognized after deduction of sales tax and upon the service is performed.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

•     Cost of Revenues

Cost of revenues includes depreciation of property, plant and equipment and purchase costs to publishers from the sales and distribution of books.

Cost of revenues consists of direct labor cost in the provision of technical service.

•     Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.  For the three months period ended September 30, 2006 and 2005, total comprehensive income (loss) were ($1,297,640) and ($1,693,669), respectively.

•     Income Taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" and as interpreted by FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods". The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

•     Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 6,013,345 shares of common stock as of September 30, 2006 is anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants or conversion of convertible debenture and has been presented jointly with basic loss per share.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

•     Foreign Currencies Translation

The functional and reporting currency of the Company is the United States dollars (“U.S. dollars”). The accompanying condensed consolidated financial statements have been expressed in U.S. dollars.

The functional currency of the Company’s foreign subsidiaries is the Renminbi Yuan (“RMB”). The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date.  The condensed consolidated statement of operations is translated using a weighted average rate for the period.  Translation adjustments are reflected as cumulative translation adjustments in stockholders’ equity.

•     Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, other receivables and prepayments, other payable and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

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

Detailed movement of stock-based compensation has been disclosed in the note 10 to condensed consolidated financial statements.  No options were granted during the three months period ended September 30, 2006

•     Convertible Debenture Issued with Stock Purchase Warrants

The Company accounts for the issuance of and modifications to the convertible debt issued with stock purchase warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants , EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings .

•     Recently Issued Accounting Standard

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No.29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company continues to evaluate the impact of FIN 48 which is to be adopted effective January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost in accordance with existing accounting principles. Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles. In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer’s year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007. At this time, the Company estimates that the impact of adopting SFAS 158 on its U.S. defined benefit pension and postretirement benefit plans will result in a decrease to stockholders’ equity in the range of approximately $100 million on an after-tax basis. However, this estimate is subject to change based on plan asset performance and changes in the discount rate during the remainder of 2006. The Company is still in the process of evaluating the impact of SFAS 158 on its non-U.S. defined benefit pension and postretirement benefit plans. The Company’s plans are currently in compliance with the requirement to be measured as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of SFAS 158 will have any impact on compliance with its financial covenants associated with its credit and indenture agreements.

NOTE – 5    RECEIVABLE FROM A TRUSTEE

On February 28, 2006, the Company entered an entrustment agreement (the “Agreement”) with Asia-Durable Investments (Beijing) Co. Ltd. (“Asia-Durable”), a company incorporated in the PRC. In accordance with the Agreement, the Company agreed to entrust Asia-Durable on its behalf to invest, set up, hold and administer its interest of a company registered in the PRC (the “Project Company”). The Company also provided a sum of $1.5 million (RMB 12 million) to Asia-Durable being the investment capital of the Project Company in April 2006. The sum of $1.5 million is refundable at the Company’s option within one year from the date of the Agreement. As of September 30, 2006, the effectiveness of the Project Company is subject to the approval of Chinese government to enter into co-publishing arrangements with foreign publishers.

The balance is unsecured, interest-free and repayable within twelve months.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE – 6    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30, 2006	June 30, 2006

Equipment and machinery	$ 58,668	$ 48,986
Motor vehicles	33,866	33,866
Leasehold improvement	71,933	71,933

	164,467	154,785
Less: Accumulated depreciation	(37,401)	(25,219)

Property, plant and equipment, net	$ 127,066	$ 129,566
	============	============

Depreciation expenses for the three months period ended September 30, 2006 and 2005 were $12,182 and $71,125, respectively.

NOTE – 7    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2006 and June 30, 2006 consist of the followings:

	September 30, 2006	June 30, 2006

Other payables	$ 273,310	$ 191,512
Accrued expenses	311,303	374,350
Salaries and benefits payable	2,074	-

	$ 586,687	$ 565,862
	============	============

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE – 8    CONVERTIBLE DEBENTURE

Details of the convertible debenture outstanding as of September 30, 2006 and June 30, 2006 are as follows:

	September 30, 2006	June 30, 2006

Outstanding principal	$ 3,250,000	$ 3,250,000
Less: deferred financing costs	(198,993)	(198,993)
Less: discounts	(1,751,610)	(1,828,526)

Convertible debenture, net of discounts	1,299,397	1,222,481
Warrant and conversion feature liability	3,725,735	3,124,753

Net carrying value of convertible debenture	$ 5,025,132	$ 4,347,234
	============	============

On November 23, 2005, the Company entered into a debt financing agreement (the “Agreement”) with an institutional investor, and on March 23, 2006, the Agreement was modified to include an additional institutional investor, who is an affiliate of the original institutional investor (both institutional investors collectively referred to as “the Investors”).  The Investors committed to purchase up to $4,000,000 of a secured convertible debenture (“the debenture”) that shall be convertible into shares of the Company’s common stock.

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

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

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

On December 13, 2005, the Company received $1,013,460, net of estimated expenses of $236,540 after all the closing conditions were satisfied and the Company filed its quarterly report for the period ended September 30, 2005 (the “First Closing”).  The First Closing also provided for the issuance to the Investors of an aggregate of 1,035,000 five-year common stock purchase warrants exercisable at a price of 0.00001 per share.  In lieu of interest, the debenture provided for an original issue discount equals to $1,073,386 and is amortized to non-cash interest expense using the effective interest rate method over the five year life of the debenture.  For the period ended September 30, 2006, the Company recognized approximately $11,358 as interest expense from the amortization of the original issue discount.

The detachable warrants issued in connection with the First Closing of the debenture are exercisable at an exercise price of $0.00001 per share, subject to adjustment in accordance with the terms of the Agreement.  The relative fair value of these warrants was calculated to be approximately $3,622,500 using a Black-Scholes valuation model with the assumptions used as follows: risk-free interest rate of 4.44%, dividend yield of 0%, stock price volatility of 80% and an expected life of the warrants of 0.8 years.  The relative fair of these warrants was recorded as a discount on the principal amount of the debenture and was amortized to interest expense using the effective interest rate method over the life of the debenture.  For the fiscal year ended June 30, 2006, the Company recognized approximately $17,791 as non-cash interest expense from the amortization of the discount that arose from the issuance of these warrants.  These warrants were presented as a derivative liability in the financial statements in accordance with EITF No. 00-19 “Accounting for derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

On March 23, 2006, the Company received 1,976,000, net of estimated expenses of $24,000, upon the filing of the Form SB-2 registration statement pursuant to the terms and conditions in the Agreement (the “Second Closing”).  In lieu of interest, the debenture provided for an original issue discount equals to $1,061,048 and is being amortized to non-cash interest expense using the effective interest rate method over the five year life of the debenture. For the period ended September 30, 2006, the Company recognized approximately $10,924 as interest expense from the amortization of the original issue discount.

The convertible debenture contains an embedded conversion feature.  For the three months period ended September 30, 2006, the Company expensed a total amount of $600,982, which represents the changes of the fair value of the conversion feature. The conversion feature was accounted for as a derivative liability, with changes in fair value recorded in earnings each period, by applying EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature.

Resale of the shares upon exercise of the related warrants was are being registered under the Form SB-2 registration statement (File No. 333-132780) and was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2006. A SEC review comment letter was received on April 28, 2006 and as of September 30, 2006, the registration statement has not become effective.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

The third outstanding principal of $750,000 will be funded upon the effectiveness of the Form SB-2 registration statement (the “Third Closing”). The maturity dates of the three principal amounts are five years from the respective funding dates.

NOTE – 9    LOANS FROM SHAREHOLDERS

The outstanding amounts represent cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured, interest-free and not repayable within the next twelve months. For the three months period ended September 30, 2006 and 2005, the Company calculated the imputed interest expense of $93,178 and $50,518 respectively, in relation to interest-free shareholders’ loans at its effective interest rate and accounted for it in the stockholders’ deficiency.

NOTE – 10  STOCK OPTION PLAN

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

The Company charged $68,655 and $955,213 of stock-based compensation to operations for the three months period ended September 30, 2006 and 2005 by applying the fair value method in accordance with SFAS No. 123.  During the three months period ended September 30, 2006, no options were granted or exercised.  The options outstanding as of September 30, 2006 are 4,547,000 shares of options with a weighted average exercise price of $2.28 per share.  The fair value of the stock options granted for the three months period ended September 30, 2006 was estimated, using the Black-Scholes Option Pricing Model with the weighted average assumptions.  The following is a summary of the stock option information:

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

Range of exercise prices	No. of option outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Number of option exercisable	Weighted average exercise price

$ 1.01 – 2.00	580,000	4.60	$ 1.47	580,000	$ 1.47
$ 2.01 – 3.00	3,967,000	2.92	$ 2.40	3,914,500	$ 2.40

	4,547,000	3.14	$ 2.28	4,494,500	$ 2.28
	===========	==========	===========	===========	===========

As of September 30, 2006, there was $66,615 (2005: $2 million) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1 month.

NOTE – 11  CHINA CONTRIBUTION PLAN

Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $12,168 and $64,795 for three months period ended September 30, 2006 and 2005, respectively.

NOTE – 12  STATUTORY RESERVES

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

NOTE – 13  CONCENTRATION OF RISK

(a)     Major Customers and Vendors

For the three months period ended September 30, 2006 and 2005, 17% and 99% of the Company’s assets were located in the PRC, respectively. Both 100% of the Company’s revenues were derived

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

from customers located in The PRC and there are no customers and vendors who account for 10% or more of revenues and purchases during the three months period ended September 30, 2006 and 2005.

(b)     Credit Risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

NOTE – 14  COMMITMENT AND CONTINGENCIES

(a)     Operating lease commitment

The Company’s subsidiary, Boheng leases an office premise under a non-cancelable operating lease. These costs incurred under this operating lease are recorded as rental expense and totaled approximately $24,671 and $16,715 for the three months period ended September 30, 2006 and 2005, respectively.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Years ending September 30:
2007	$98,684
2008	$16,447

NOTE – 15  SUBSEQUENT EVENT

On September 30, 2006, Xinhua China entered the agreement (“the Agreement”) to dispose of its subsidiary, Boheng for a cash consideration of approximately $1,897,365 (equivalent to RMB15,000,000). Pursuant to the Agreement, the consideration was to be settled by the Purchaser with interest-free installments payable in a 2-year period.  The deposit of $252,982 was received during the three months period ended September 30, 2006.  The disposal of Boheng was also subject to the consent of the Holders of convertible debenture.  As of September 30, 2006, the consent was not given by the Holders of convertible debenture to approve to dispose of Boheng and the disposal transaction was not effectively complete.

Item 2.  Management's Discussion and Analysis of Financial Condition and Result of Operations

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

Corporate Background

Xinhua China Ltd. (the “Company”) was incorporated September 14, 1999 in the State of Nevada under the company name Camden Mines Limited (“Camden”). The Company maintains its registered agent’s office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and its principal executive office at A-11 Chaowai Men Office Building No. 26 Chaoyangmen Wai Street, Chaoyang District, Beijing.  The telephone number in Beijing is 86-10-85656588 and the facsimile number is 86-10-85656638.

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

Xinhua C&D is presently almost exclusively a book distribution enterprise.  Xinhua C&D is in its second year of operation.  However, on May 31, 2006, the Company reduced its ownership interest in Xinhua C&D to 7.98%.

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

  May 9, 2006 formed Beijing Joannes Information Technology Co. Ltd. (“Joannes”), a Chinese wholly owned subsidiary to launch a digital media content initiative with the web site branded www.geepip.com  The business focus will be to build online communities with connectivity to an ecommerce engine, allowing the online purchase of e-books, e-audio, and computer games. Hard copies of books can also be purchase through the portal. A unique customer loyalty program and digital redemption or trade-in strategy will be a market differentiator.

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

On September 30, 2006, Xinhua China entered an agreement (“the Agreement”) to dispose of its equity interest of 95% in Boheng for a cash consideration of approximately $1,897,365 (equivalent to RMB15,000,000). Pursuant to the Agreement, the consideration was to be settled by the purchaser with interest-free installments payable over a 2-year period.  A deposit of $252,000 was received during the three month period ended September 30, 2006.  The disposal of Boheng is subject to the Company receiving the consent of the Holders of convertible debentures, which has not yet been received, and therefore, the disposal of Boheng is not yet effective.

Details of the Company’s subsidiaries as of September 30, 2006 are described below:

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

The condensed consolidated financial statements are those of Xinhua China’s, wholly-owned subsidiary Pac-Poly, 95%-owned subsidiary Boheng and a wholly-owned subsidiary Joannes. Collectively, they are referred herein as the “Company”.

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

Results of Operations

Owing to the deconsolidation of Xinhua C&D on May 31, 2006, the condensed consolidated statements of operations for the three months period ended September 30, 2006 includes 3 months result of operations of Joannes only.

The operating results of prior three months period ended September 30, 2005 included 3 month’s operations of Xinhua C&D as it began operation in the PRC on February 1, 2005.

During the three months period ended September 30, 2006 and 2005, we had net sales, after taking into account sales discounts and sales return allowances, of $50,220 and $16,068,991. We had a gross profit of $4,771 and $ 1,666,565 which represents a gross margin of 9.5% and 10.0% on sales revenues.  The decrease in revenues and gross profit in the three months period ended September 30, 2006 compared to 2005 was mainly attributable to the deconsolidation of Xinhua C&D and Joannes started the operation in e-commence business.  Gross profit margin was 9.5% and 10.0% for the three months period ended September 30, 2006 and 2005, respectively.

We have incurred total of $461,401 and $2,179,042 in selling, general and administrative expenses for the three months period ended September 30, 2006 and 2005, respectively.  The decrease was mainly due to deconsolidation of Xinhua C&D in 2006.  For the three months period ended September 30, 2006, it included in the selling, general and administrative expenses, the major categories were salaries and benefits of approximately $115,156, professional fees of approximately $93,730, rental expense of approximately $31,621, office expenses of approximately $5,186, vehicle expense of approximately $6,843, various miscellaneous expenses for a total of $12,964 and depreciation expense of approximately $12,182 on plant and equipment and motor vehicles.

Stock-based compensation expense largely decreased to $68,665 for the three months period ended September 30, 2006 as compared to 2005 of $955,213.  The stock-based compensation expense was attributable to the valuation of the Stock Option Plan of the Company effective on September 4, 2004 under the fair value method in accordance with SFAS No. 123 and a majority of options were fully vested during this three months period.

We incurred $771,076 and $289,725 interest expense for the three months period ended September 30, 2006 and 2005, respectively.  For the three months period ended September 30, 2005, it was paid for the interest charged on the loans advanced from a related party of Xinhua C&D.  For the three months period ended September 30, 2006, interest expense were accrued in relation to non-cash accounting treatment of our convertible debenture and imputed interest charge on loans from shareholders, respectively.

We posted a net loss of $1,295,925 and $1,715,896 for the three months period ended September 30, 2006 and 2005.

Liquidity and Capital Resources

We incurred a net loss of $1,295,925 for the three months period ended September 30, 2006 and a net loss of $1,715,896 for the three months period ended September 30, 2005. The accumulated deficit increased from $16.49 million to $17.79 million.  We had a working capital of $1.26 million as of September 30, 2006 and a working capital of $1.22 million as of June 30, 2006. The stockholders' deficiency increased from a balance of approximately $6.78 million as of June 30, 2006 to a balance of approximately $7.92 million as of September 30, 2006.  Although these factors raise substantial doubt about the our ability to continue as a going concern, we have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including: (a) reductions in headcounts and corporate overhead expenses; and (b) continue to develop e-commerce business through Joannes.  We believe that these actions will enable Xinhua China to improve future profitability and cash flow in its continuing operations through June 30, 2007.  Furthermore, a disposal of Boheng may reduced further general and administrative expense to improve the operating result.  Along with the reduction in equity interest of Xinhua C&D, we had discharged of the commitment to contribute further capital of $16.7 million into Xinhua C&D.  Ultimately, we have released the burden on the cash flow for further contribution and intended to put its resources in co-publishing and e-commerce business opportunities.

Cash used in operating activities were $657,689 for the three months period ended September 30, 2006, which mainly related to payment to settle the selling, general and administrative expenses in Boheng and Xinhua China.

Cash flows provided by investing activities were $243,301 for the three months period ended September 30, 2006, which was primarily due to deposit received from the disposal of a subsidiary, Boheng.

Cash flows provided by financing activities were $306,754 for the three months period ended September 30, 2006, which mainly sourced from shareholders’ loans, which are unsecured, non-interest bearing and not repayable with the next twelve months.  We had accounted for imputed interest expenses in relation to interest-free shareholders’ loans of $93,178 at its effective interest rate for the three months period ended September 30, 2006.

Off Balance Sheet Arrangement

We leased an office premise under a non-cancelable operating lease.  Future minimum rental payments due under a non-cancelable operating lease are approximately $98,684 and $16,447 for the years ending June 30, 2007 and 2008 respectively.

Subsequent Events

On September 30, 2006, Xinhua China entered into an agreement to dispose of its subsidiary, Boheng for a cash consideration of approximately $1,897,365 (equivalent to RMB15,000,000). Pursuant to the Agreement, the consideration was to be settled by the purchaser with interest-free installments payable over a 2-year period.  The deposit of $252,982 was received during the three month period ended September 30, 2006.  The disposal of Boheng was also subject to the consent of the Holders of convertible debentures.  As of September 30, 2006, the consent was not given by the Holders of convertible debentures to approve to dispose of Boheng and the disposal transaction was not effectively complete.

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

As Renminbi is the functional currency of Joannes and Boheng, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company.  However, since all sales revenue and expenses of these two subsidiary companies are denominated in Renminbi, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results of the subsidiary companies attributable to the Company.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have incurred a net loss of $1,295,925 for the quarter ended September 30, 2006.  We had a working capital of $1.26 million and shareholders’ deficit of $7.92 million as of September 30, 2006.  These factors raise substantial doubt about our ability to continue as a going concern.  The auditors’ report in our financial statements as at June 30, 2006 includes an explanatory paragraph that states that we have generated net losses and have a shareholders’ deficit factors which raise substantial doubt about our ability to continue as a going concern.

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

$839,669 of our debt as of September 30, 2006 were current liabilities , due within the next year, unless extended.  Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern.  Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year.  We have $3,250,000 in long term debt of which $1,250,000 is due on or before November 23, 2010 and $2,000,000 is due on or before March 23, 2011 in connection with recent convertible debenture financings with Highgate House Funds, Ltd. and Cornell Capital Partners, LP.

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

Pursuant to Chinese company law applicable to foreign investment companies, our current Chinese subsidiaries, Joannes, and Boheng, as well as our minor interest in Xinhua C&D,

are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve.  The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity.  The dedicated reserves are not distributable other than upon liquidation.  As Joannes, and Boheng, as well as Xinhua C&D have recorded losses for the three month period ended September 30, 2006, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, our subsidiaries are required to transfer at the discretion of their boards of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.  As Joannes and Boheng, as well as Xinhua C&D have recorded losses for the three month period ended September 30, 2006, no transfer to the staff welfare and bonus fund was made.

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

                                                                                                                Xinhua China Ltd.

Date: November 17, 2006                                                                        Per:      /s/ Clement Wu
                                                                                                                Clement Wu, Chief Financial Officer
                                                                                                                and a Director