Form 10-Q
period 2006-12-31
XINHUA CHINA LTD
filed 2007-02-14
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2006	Commission File Number 000-33195

XINHUA CHINA LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0437644 (IRS Employer Identification No.)

A-11 Chaowai Men Property Trade Center Office Building No. 26 Chaoyanmen Wai Street, Chaoyang District, Beijing, People’s Republic of China (Address of Principal Executive Offices)	100020 (Zip Code)

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

Yes  X    No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a non-accelerated.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated Filer  __  Accelerated Filer  __  Non-accelerated Filer   X _

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

Yes        No

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 1, 2006
Common Stock, $0.00001 par value	51,779,765

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XINHUA CHINA LTD. AND SUBSIDIARIES Condensed Consolidated Financial Statements For The Six Months Period Ended December 31, 2006 (Unaudited)

XINHUA CHINA LTD. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations	F-3
Condensed Consolidated Statements of Cash Flow	F-4
Notes to Condensed Consolidated Financial Statements	F-5 – F-20

XINHUA CHINA LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Notes	December 31, 2006	June 30, 2006
		(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents		$ 167,135	$ 224,192
Accounts receivable		138,820	-
Note receivable	6	1,264,910	-
Receivable from a trustee	7	1,500,000	1,500,000
Other receivables and prepayments		219,236	60,916

Total current assets		3,290,101	1,785,108

Non current assets:
Note receivable, long-term portion	6	610,090	-
Property, plant and equipment, net	8	117,057	129,566

TOTAL ASSETS		$ 4,017,248	$ 1,914,674
		=============	=============

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	9	$ 669,385	$ 565,862
Deposits received	5	252,982	-
Deferred revenue	5, 6	87,195	-
Bank overdrafts		-	1,642

Total current liabilities		1,009,562	567,504

Non-current liabilities:
Convertible debenture	10	3,750,000	4,347,234
Loans from shareholders	11	4,092,520	3,784,432

Total non-current liabilities		7,842,520	8,131,666

TOTAL LIABILITIES		8,852,082	8,699,170

Stockholders’ deficiency:
Common stock, $0.00001 par value; 500,000,000 shares authorized; 51,779,765 shares issued and outstanding		518	618
Additional paid-in capital		9,943,926	9,684,907
Accumulated other comprehensive income		6,025	19,478
Accumulated deficit		(14,785,303)	(16,489,499)

Total stockholders’ deficiency		(4,834,834)	(6,784,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		$ 4,017,248	$ 1,914,674
		=============	=============

See accompanying notes to condensed consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS PERIOD ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

		Three months ended December 31,		Six months ended December 31,
	Notes	2006	2005	2006	2005

Revenue		$ 102,435	$ 9,146,838	$ 152,655	$ 25,215,829

Cost of revenue		98,937	8,102,395	144,386	22,504,822

Gross profit		3,498	1,044,443	8,269	2,711,007

Operating expenses:
Selling, general and administrative		278,488	2,110,829	739,919	4,402,245
Stock-based compensation	12	66,815	918,550	135,480	1,873,763

Total operating expenses		345,303	3,029,379	875,399	6,276,008

Loss from operations		(341,805)	(1,984,936)	(867,130)	(3,565,001)

Other income (expense):
Interest income		-	186,591	477	252,274
Interest expense		(88,725)	(495,743)	(859,802)	(785,467)
Gain on debt restructuring	10	1,275,132	-	1,275,132	-
Gain on disposal of a subsidiary	5	2,155,519	-	2,155,519	-

		3,341,926	(309,152)	2,571,326	(533,193)

Income (loss) before minority interest and income taxes		3,000,121	(2,294,088)	1,704,196	(4,098,194)

Minority interest in net loss of consolidated subsidiaries		-	168,383	-	256,594

Income (loss) before income taxes		3,000,121	(2,125,705)	1,704,196	(3,841,600)

Income tax expense	13	-	-	-	-

Net income (loss)		$ 3,000,121	$ (2,125,705)	$ 1,704,196	$ (3,841,600)
		===========	===========	===========	===========

Net income (loss) per common share – Basic		$ 0.06	$ (0.03)	$ 0.03	$ (0.06)
		===========	===========	===========	===========
Net income (loss) per common share – Diluted		$ 0.05	$ (0.03)	$ 0.03	$ (0.06)
		===========	===========	===========	===========

Weighted average number of common shares outstanding – Basic		51,779,765	61,779,765	52,279,765	61,779,765
		===========	===========	===========	===========
Weighted average number of common shares outstanding – Diluted		57,793,110	61,779,765	58,293,110	61,779,765
		===========	===========	===========	===========

See accompanying notes to condensed consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))
(UNAUDITED)

	Six months ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 1,704,196	$ (3,841,600)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	24,060	417,049
Stock-based compensation	135,480	1,873,763
Minority interest in net loss of consolidated subsidiaries	-	(256,594)
Amortization of deferred financing costs and fair value conversion feature	677,898	180,052
Imputed interest expenses	123,539	166,409
Gain on disposal of a subsidiary	(2,155,519)	-
Gain on debt restructuring	(1,275,132)	-
Changes in assets and liabilities:
Accounts receivable	(138,820)	3,078,670
Inventories	-	(439,047)
Other receivables and prepayments	(158,320)	(257,328)
Accounts payable and accrued liabilities	101,881	191,858

Net cash (used in) provided by operating activities	(960,737)	1,113,232

Cash flows from investing activities:
Proceeds from disposal of a subsidiary, Boheng	252,982	-
Purchase of property, plant and equipment	(11,551)	(504,214)

Net cash provided by (used in) investing activities	241,431	(504,214)

Cash flows from financing activities:
Loans from (repayments to) shareholders	675,702	(542,461)
Contribution from minority interests of Xinhua C&D	-	604,684
Proceeds from convertible debenture	-	1,013,460
Restricted cash	-	370,214

Net cash provided by financing activities	675,702	1,445,897

Foreign currency translation adjustment	(13,453)	(24,180)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(57,057)	2,030,735

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,192	1,336,269

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 167,135	$ 3,367,004
	============	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	-	-
	============	============
Cash paid for interest expenses	-	439,006
	============	============

See accompanying notes to condensed consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE – 1     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Xinhua China Ltd. and subsidiaries as of December 31, 2006 and for the six months period ended December 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.

The condensed consolidated financial statements include the accounts of Xinhua China Ltd. and its subsidiaries (“Xinhua China” or the “Company”). The Company consolidates all subsidiaries and applies the cost method for all other investments. All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the six months period ended December 31, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with current period presentation.

NOTE – 2     BUSINESS ORGANIZATION

Xinhua China Ltd. was incorporated as Camden Mines Limited in the State of Nevada, United States of America, on September 14, 1999. Up to September 2004, the Company was a non-operating shell company and considered as a development stage enterprise since its inception. On October 12, 2004, the Company changed its company name to Xinhua China Ltd.  The Company has an office in Vancouver, Canada.

On September 22, 2004, the Company’s subsidiaries, Pac-Poly Investment Ltd. (“Pac-Poly”) and Beijing Boheng Investments and Management Co., Ltd. (“Boheng”) jointly entered into an Investment Agreement (“Investment Agreement”) with Xinhua Bookstore (Main Store) (“Xinhua Bookstore”) to acquire a 57.67% interest in publication distribution business in the People’s Republic of China (“PRC”). Pursuant to the Investment Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company, called Xinhua C&D. Pac-Poly and Boheng agreed to contribute $20.9 million (RMB173 million) in cash in exchange for 57.67% interest in Xinhua C&D. The acquisition was completed on February 1, 2005. As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98%.

Subsequent to the deconsolidation of Xinhua C&D in May 2006, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. (“Joannes”).

On December 28, 2006, the Company disposed all of its equity interest in Boheng for a consideration of US$1,875,000 (equivalent to RMB15,000,000).

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

Details of the Company’s subsidiaries as of December 31, 2006 are described below:

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

As of December 31, 2006, the Company had a negative operating cash flow of $960,737 (2005: $1,113,232) and an accumulated deficit of $14,785,303 (2005: $9,493,470). Additionally, the Company has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business in Joannes.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2007.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
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

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the condensed consolidated statement of operations.

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
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
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

Subsequent to the deconsolidation of Xinhua C&D in May 2006, the Company continued to commence the Internet book distribution business through a subsidiary, Joannes.  For the six months period ended December 31, 2006, the Company is principally engaged in the provision of technical service on the Internet book distribution.  The revenue is recorded at an agreed fixed amount in a monthly basis and recognized after deduction of sales tax and upon the service is performed.

•    Cost of Revenues

Cost of revenues includes purchase costs to publishers from the sales and distribution of books.

Cost of revenues consists of direct labor cost in the provision of technical service.

•    Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.  For the six months period ended December 31, 2006 and 2005, total comprehensive income (loss) were $1,690,743 and ($3,865,780), respectively.

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
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

•    Income (Loss) Per Share

The Company calculates income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The dilutive effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 6,013,345 shares of common stock as of December 31, 2006 is included, in the computation of diluted income (loss) per share for that period.  The effect of such shares is excluded for the six months period ended December 31, 2005, as the effect during that period would be anti-dilutive.

•    Foreign Currencies Translation

The functional and reporting currency of the Company is the United States dollars (“U.S. dollars”). The accompanying condensed consolidated financial statements have been expressed in U.S. dollars.

The functional currency of the Company’s foreign subsidiaries is the Renminbi Yuan (“RMB”). The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date. The condensed consolidated statement of operations is translated using a weighted average rate for the period. Translation adjustments are reflected as cumulative translation adjustments in stockholders’ deficiency.

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

Detailed movement of stock-based compensation has been disclosed in the note 12 to condensed consolidated financial statements.  No options were granted during the six months period ended December 31, 2006.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
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
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
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

NOTE – 5     DISPOSAL OF A SUBSIDIARY, BOHENG

On September 30, 2006, Xinhua China entered into the agreement (the “Disposal Agreement”), and was further amended on December 25, 2006 to sell its 95% equity interest in a subsidiary, Boheng for a cash consideration of approximately $1,875,000 (equivalent to RMB15,000,000). Pursuant to the Disposal Agreement, the consideration was to be settled by the Purchaser with interest-free installments payable in a 2-year period.  The deposit of $252,982 was received during the six months period ended December 31, 2006. On December 29, 2006, the consent was given by the Holders of convertible debenture to dispose of Boheng and the disposal transaction was effectively complete thereafter.

This disposal transaction was completed on December 31, 2006 and resulted in a net gain of $2,155,519 calculated as follows:-

Purchase price		$ 1,875,000

Less: Net liabilities disposed as of December 31, 2006
- Current assets	251,685
- Current liabilities	(619,399)	(367,714)

Gain on disposal of a subsidiary, Boheng		2,242,714
Less: Imputed interest on note receivable (Note 6)		(87,195)

Net gain on disposal of a subsidiary, Boheng		$ 2,155,519
		=============

The consideration of the purchase price is based on the net book value of Boheng as of December 31, 2006, plus the investment cost of Xinhua C&D which Xinhua China previously contributed, through a subsidiary, Boheng during 2004.

This subsidiary, Boheng did not generate any revenue from external customers during the reporting years. Its principal activity was an investment holding company of Xinhua C&D and its equity interest in Xinhua C&D was reduced 30.67% to 4.36% in May 2006.

The operating result of Boheng for the six months period ended December 31, 2006 and 2005 is summarized as follows:

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

	Six months period ended December 31,
	2006	2005

Net revenue	$ -	$ -

Operating expenses:
Selling, general and administrative	174,714	197,031

Loss from operations	(174,714)	(197,031)

Other income (expenses):
Interest income	57	-
Interest expenses	-	(3,834)

Net loss	$ (174,657)	$ (200,865)
	=============	=============

In view that the Company continues to be engaged in the distribution of books, the disposal did not constitute a discontinued operation.

NOTE – 6     NOTE RECEIVABLE

The amount represents the sales proceeds receivable from the disposal of Boheng.  Pursuant to the Disposal Agreement (see Note 5), the sales proceeds are receivable in 5 installments and are due in full, no later than July 31, 2008.

The Company shall receive the Scheduled Receipt Amounts (as set forth below) on or prior to the date of each Scheduled Receipt Date towards the installments of the sales proceeds:

Scheduled Receipt Date	Approximately	Equal to RMB
March 10, 2007	$ 250,000	2,000,000
June 30, 2007	375,000	3,000,000
October 31, 2007	375,000	3,000,000
January 31, 2008	250,000	2,000,000
July 31, 2008	625,000	5,000,000

Total:	$ 1,875,000	15,000,000
	=============	=============

The balance is unsecured and interest-free.  The Company calculated the imputed interest income of $87,195 at the current effective rate of 4.82% per annum and reduced from the gain on disposal of a subsidiary.  The amount is recognized as deferred revenue and will be amortized as interest income over the terms of repayment period.

NOTE – 7     RECEIVABLE FROM A TRUSTEE

On February 28, 2006, the Company entered an entrustment agreement (the “Agreement”) with Asia-Durable Investments (Beijing) Co. Ltd. (“Asia-Durable”), a company incorporated in the PRC. In accordance with the Agreement, the Company agreed to entrust Asia-Durable on its behalf to invest, set up, hold and administer its interest of a company registered in the PRC (the “Project Company”). The

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

Company also provided a sum of $1.5 million (RMB 12 million) to Asia-Durable being the investment capital of the Project Company in April 2006. The sum of $1.5 million is refundable at the Company’s option within one year from the date of the Agreement.  The balance is unsecured, interest-free and repayable within twelve months.

NOTE – 8    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31, 2006	June 30, 2006

Equipment and machinery	$ 60,537	$ 48,986
Motor vehicles	33,866	33,866
Leasehold improvement	71,933	71,933

	166,336	154,785
Less: Accumulated depreciation	(49,279)	(25,219)

Property, plant and equipment, net	$ 117,057	$ 129,566
	===============	===============

Depreciation expenses for the six months period ended December 31, 2006 and 2005 were $24,060 in 2006 and $417,049 in 2005, including $416,363 of depreciation expense related to the assets of C&D, which are no longer included in the Company’s condensed consolidated financial statements.

NOTE – 9     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2006 and June 30, 2006 consist of the followings:

	December 31, 2006	June 30, 2006

Accounts payables	$ 358,988	$ 191,512
Accrued expenses	252,137	374,350
Accrued interest charges	58,260	-

	$ 669,385	$ 565,862
	===============	===============

NOTE – 10     CONVERTIBLE DEBENTURE

Details of the convertible debenture outstanding as of December 31, 2006 and June 30, 2006 are as follows:

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

	December 31, 2006	June 30, 2006

Outstanding principal	$ 3,250,000	$ 3,250,000
Less: deferred financing costs	-	(198,993)
Less: discounts	-	(1,828,526)

Convertible debenture	3,250,000	1,222,481
Conversion feature liability	500,000	3,124,753

Net carrying value of convertible debenture	$ 3,750,000	$ 4,347,234
	===============	===============

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

The Investors are entitled to convert, at their option, at any time until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company’s common stock of par value $0.00001 per share, at the lesser of: (i) $3.50; or (ii) 100% of the average of the six lowest closing bid prices per share of the common stock during the forty trading days immediately preceding the date of conversion. The aggregate maximum number of shares of common stock that this debenture may be converted into shall be 10,000,000 shares of common stock. Upon the maximum conversion, the Company shall, at its option (a) increase the maximum conversion or (b) redeem the unconverted amount of all of the debentures in whole at 135% of the unconverted amount of such debentures being redeemed plus accrued interest thereon. In the event of default, the Investors are entitled, at its option, to convert, and sell on the same day, at any time from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into common shares at a price per share equal to 20% of the fixed price of $3.50.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

On December 13, 2005, the Company received $1,013,460, net of estimated expenses of $236,540 after all the closing conditions were satisfied and the Company filed its quarterly report for the period ended December 31, 2005 (the “First Closing”).  The First Closing also provided for the issuance to the Investors of an aggregate of 1,035,000 five-year common stock purchase warrants exercisable at a price of 0.00001 per share.  In lieu of interest, the debenture provided for an original issue discount equals to $1,073,386 and is amortized to non-cash interest expense using the effective interest rate method over the five year life of the debenture.  For the six months period ended December 31, 2006, the Company recognized approximately $11,358 (2005: $758) as interest expense from the amortization of the original issue discount.

The detachable warrants issued in connection with the First Closing of the debenture are exercisable at an exercise price of $0.00001 per share, subject to adjustment in accordance with the terms of the Agreement.  The relative fair value of these warrants was calculated to be approximately $3,622,500 using a Black-Scholes valuation model with the assumptions used as follows: risk-free interest rate of 4.44%, dividend yield of 0%, stock price volatility of 80% and an expected life of the warrants of 0.8 years.  $836,846 was allocated to the detached warrants.  The relative fair value of these warrants was recorded as a discount on the principal amount of the debenture and was amortized to interest expense using the effective interest rate method over the life of the debenture.  For the six months period ended December 31, 2006, the Company recognized approximately $17,791 (2005: $2,680) as non-cash interest expense from the amortization of the discount that arose from the issuance of these warrants.  These warrants were presented as a derivative liability in the financial statements in accordance with EITF No. 00-19 “Accounting for derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

On March 23, 2006, the Company received 1,976,000, net of estimated expenses of $24,000, upon the filing of the Form SB-2 registration statement pursuant to the terms and conditions in the Agreement (the “Second Closing”).  In lieu of interest, the debenture provided for an original issue discount equals to $1,061,048 and is being amortized to non-cash interest expense using the effective interest rate method over the five year life of the debenture. For the six months period ended December 31, 2006, the Company recognized approximately $10,924 (2005: $0) as interest expense from the amortization of the original issue discount.

The convertible debenture contained an embedded conversion feature.  For the six months period ended December 31, 2006, the Company expensed a total amount of $600,982 (2005: $176,614), which represents the changes of the fair value of the conversion feature. The conversion feature was accounted for as a derivative liability, with changes in fair value recorded in earnings each period, by applying EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature.

Resale of the shares upon exercise of the related warrants were being registered under the Form SB-2 registration statement (File No. 333-132780) which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2006. A SEC review comment letter was received on April 28, 2006 and as of December 31, 2006, the registration statement has not become effective.

The third outstanding principal of $750,000 will be funded upon the effectiveness of the Form SB-2 registration statement (the “Third Closing”). The maturity dates of the six principal amounts are five years from the respective funding dates.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

On December 29, 2006, the Company entered into the Forbearance and Settlement Agreement (the “Forbearance and Settlement Agreement”) with the Investors, namely Cornell Capital Partners, L.P. (“Cornell”) and Highgate House Funds, Ltd. (“Highgate”), whereby the Company agreed to make certain payments to the Investors, with respect to the Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into between the Company and the Investors on November 23, 2005, as amended on March 23, 2006, on the convertible debentures in the amounts of $1,250,000 (to Highgate on November 23, 2005) and $2,000,000 (to Cornell on March 23, 2006) (the “Convertible Debentures”) in accordance with the terms and conditions set forth in the Forbearance and Settlement Agreement.

In accordance with the Forbearance and Settlement Agreement, the Company agrees to use the proceeds from the disposal of Boheng (see Note 5) to repay the principal and interest due to the Investors under the Convertible Debentures in exchange for the Investors agreeing to:

  waive on a one-time basis only any accrued liquidated damages owing to the Investors;
  not apply the redemption premium on the scheduled repayments;
  converting the Convertible Debentures in an amount equal to at least the amount of a scheduled repayment subject to certain conditions;
  no additional liquidated damages accruing during the term of the Forbearance and Settlement Agreement;
  permitting the Company to withdraw the Registration Statement filed on March 29, 2006 with the SEC in connection with the Convertible Debentures;
  during the term of the Forbearance and Settlement Agreement, waiving the requirement for the Company to receive written consent of each Buyer for any organizational change (as defined in the Securities Purchase Agreement) to be directly or indirectly consummated by the Company, and that the Company will not effectuate any stock splits for at least six months without the consent of the Investors; and
  terminate the provisions for security shares as set forth in Section 9 of the Securities Purchase Agreement and in Section 2 of the Transfer Agent Instructions upon receipt by the Investors of the first scheduled repayment amount.

In addition, Highgate shall exercise its rights to purchase warrant shares pursuant to the warrant issued to it under the Securities Purchase Agreement on November 23, 2005, on a cashless basis in an amount of 200,000 shares of common stock of the Company in every three month period with the Company’s counsel issuing a customary Rule 144 legal opinion to the extent that such warrant shares may be resold in accordance with Rule 144.  The relative fair value of these warrants was calculated to be approximately $331,200 using a Black-Scholes valuation model with the assumptions used as follows: risk-free interest rate of 4.70%, dividend yield of 0%, stock price volatility of 1181% and an expected life of the warrants of 2.5 years.

Pursuant to the Forbearance and Settlement Agreement, the Company has issued to the Investors the convertible debentures, which as of December 29, 2006, have outstanding principal of $3,250,000 and accrued and unpaid interest of $58,260.  The Company shall pay the Investors the Scheduled Payment Amounts (as set forth below) on or prior to the date that is thirty (30) business days from the date of each Scheduled Payment Date towards the repayment of the outstanding principal and interest of the Convertible Debentures.  During the time between the Investors’ receipt of each Scheduled Payment Amount, the Investors shall convert the Convertible Debentures in an amount equal to at least the amount of the prior Scheduled Payment Amount.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

Scheduled Payment Date	Scheduled Payment Amount	Conversion of the Debentures
March 10, 2007	$ 250,000	$ 250,000
June 30, 2007	375,000	375,000
October 31, 2007	375,000	375,000
January 31, 2008	250,000	250,000
July 31, 2008	625,000	625,000
December 31, 2008	Remaining balances on the Convertible Debentures after taking into account all Scheduled Payments made and all conversion as set forth in the Forbearance and Settlement Agreement	-

Total:	$ 1,875,000	$ 1,875,000
	======================	=====================

As of December 31, 2006, the carrying value of the Convertible Debentures is totaled as $3,750,000 and bears interest at 2% per annum.  As a result of the debt restructuring, the gain of $1,275,132 was calculated as the difference between the fair value, as determined on the respective commitment dates, of common stock converted and the repayment of outstanding principal and accrued interest in the transaction under Securities Purchase Agreement and the Forbearance and Settlement Agreement.

NOTE – 11     LOANS FROM SHAREHOLDERS

The outstanding amounts represent cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured, interest-free and not repayable within the next twelve months. For the six months period ended December 31, 2006 and 2005, the Company calculated the imputed interest expense of $123,539 and $166,409 respectively, in relation to interest-free shareholders’ loans at its effective interest rate and accounted for it in the stockholders’ deficiency.

NOTE – 12     STOCK OPTION PLAN

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

The Company charged $135,480 and $1,873,763 of stock-based compensation to operations for the six months period ended December 31, 2006 and 2005 by applying the fair value method in accordance with SFAS No. 123.  During the six months period ended December 31, 2006, no options were granted or exercised.  The options outstanding as of December 31, 2006 are 4,547,000 shares of options with a weighted average exercise price of $2.28 per share.  The fair value of the stock options granted for the six months period ended December 31, 2006 was estimated, using the Black-Scholes Option Pricing

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

Model with the weighted average assumptions.  The following is a summary of the stock option information:

Range of exercise prices	No. of option outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Number of option exercisable	Weighted average exercise price

$ 1.01 – 2.00	580,000	4.60	$ 1.47	580,000	$ 1.47
$ 2.01 – 3.00	3,967,000	2.92	$ 2.40	3,914,500	$ 2.40

	4,547,000	3.14	$ 2.28	4,494,500	$ 2.28
	===========	===========	===========	===========	=============

As of December 31, 2006, the total compensation cost related to non-vested share-based compensation arrangements granted under the Plan is recognized.

NOTE – 13     INCOME TAX

The Company is subject to US taxes at 35%. Pac-Poly is a BVI company and is not subject to income taxes.  Boheng and Joannes are subject to income taxes in the PRC.  Pursuant to the PRC Income Tax Laws, the subsidiaries are generally subject to a statutory rate of 33% (30% national income tax plus 3% local income tax).

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes stated in the condensed consolidated statements of operations for the six months period ended December 31, 2006 is as follows:

	The PRC	BVI	US

Income (loss) before income taxes	(279,354)	(59)	1,983,609
Statutory income tax rate	33%	0%	35%

	(92,187)	-	694,264

Less: Adjustments
- Net operating loss	92,187	-	12,750
- Gain on disposal of a PRC subsidiary	-	-	(754,432)
- Stock-based compensation	-	-	47,418

	-	-	-
	===========	===========	===========

For the six months period ended December 31, 2005, neither the Company nor its subsidiaries had any assessable income during the period and so no provision nor benefit for income tax was recorded.

NOTE – 14     CHINA CONTRIBUTION PLAN

Full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $36,285 and $110,451 for the six months period ended December 31, 2006 and 2005, respectively.

NOTE – 15     STATUTORY RESERVES

The Company’s subsidiaries in the PRC are required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the Company’s registered capital. Appropriation to the statutory public welfare fund is 10% of the after-tax net income determined in accordance with the PRC GAAP. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The Company made no appropriations to the statutory reserve as it did not have a pre-tax profits from subsidiaries operating in the PRC.

NOTE – 16     CONCENTRATION OF RISK

(a)       Major Customers and Vendors

For the six months period ended December 31, 2006 and 2005, 11% and 99% of the Company’s assets were located in the PRC, respectively. Both 100% of the Company’s revenues were derived from customers located in the PRC and there are no customers and vendors who account for 10% or more of revenues and purchases during the six months period ended December 31, 2006 and 2005.

(b)       Credit Risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

NOTE – 17     COMMITMENT AND CONTINGENCIES

(a)       Operating lease commitment

The Company’s subsidiary, Boheng leases an office premise under a non-cancelable operating lease. These costs incurred under this operating lease are recorded as rental expense and totaled approximately $49,342 and $33,430 for the six months period ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company has no future minimum rental payments due under a non-cancelable operating lease from the date of disposal of Boheng (see Note 5).

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

(b)       Contractual obligations

The Company has incurred various contractual obligations and financial commitments in the normal course of the operating and financing activities. The following table illustrates the expected future contractual cash obligations as of December 31, 2006.

	Payments due before December 31,
	Total	2007	2008

Interest charges	130,000	65,000	65,000
Convertible debenture	1,875,000	1,000,000	875,000

Total:	2,005,000	1,065,000	940,000
	============	============	============

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

  May 9, 2006 formed Beijing Joannes Information Technology Co. Ltd. (“Joannes”), a Chinese wholly owned subsidiary to launch a digital media content initiative with the web site branded www.geezip.com  The business focus will be to build online communities with connectivity to an ecommerce engine, allowing the online purchase of e-books, e-audio, and computer games. Hard copies of books can also be purchase through the portal. A unique customer loyalty program and digital redemption or trade-in strategy will be a market differentiator.

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

On September 30, 2006, Xinhua China and Beijing Meixinda Science & Trade Development Ltd. (“Beijing Meixinda”) entered into a Share Transfer Agreement (the “Disposal Agreement”), which was further amended on December 25, 2006, whereby the Company agreed to dispose of its equity interest of 95% in Boheng to Beijing Meixinda for a cash consideration of approximately $1,875,000 (equivalent to RMB15,000,000). Pursuant to the Agreement, the consideration was to be settled by Beijing Meixinda paying interest-free installments over a 2-year period.  A deposit of $252,000 was received during the six month period ended December 31, 2006.  The disposal of Boheng was subject to the Company receiving the consent of the holders of convertible debentures.  Effective December 29, 2006, Xinhua through entering into a Forbearance and Settlement Agreement with Cornell Capital Partners, L.P. and Highgate House Funds, Ltd. received the required consent in order to have the Disposal Agreement effective.

This disposal transaction was completed on December 31, 2006 and resulted in a net gain of $2,155,519

The foregoing description of the Disposal Agreement, dated September 30, 2006 and the amended Disposal Agreement, dated December 25, 2006 do not purport to be complete and are qualified in their entirety by reference to the Disposal Agreement, which is attached hereto as Exhibit 10.1, and the Disposal Agreement, which is attached hereto as Exhibit 10.2.

Effective as of December 29, 2006, the Company, Cornell Capital Partners, L.P. ("Cornell"), and Highgate House Funds, Ltd. (“Highgate”) (Cornell and Highgate, collectively referred to herein as the “Buyers”), executed a Forbearance and Settlement Agreement (the "Forbearance Agreement"), whereby the Company agrees to make certain payments to the Buyers, with respect to the Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into between the Company and the Buyers on November 23, 2005, as amended on March 23, 2006, on the convertible debentures in the amounts of $1,250,000 (to Highgate on November 23, 2005) and $2,000,000 (to Cornell on March 23, 2006) (the “Convertible Debentures”) in accordance with the terms and conditions set forth in the Forbearance Agreement.

Under the Forbearance Agreement, the Company desires to sell its 95% equity interest in its Beijing Boheng Investments subsidiary (the “Subsidiary”) for a purchase price of 15,000,000 RMB (approx. $1,890,000), which funds will be paid to the Company periodically over the course of approximately two years and which sale of the Subsidiary requires the consent of the Buyers.  In accordance with this Forbearance Agreement, the Company agrees to use the proceeds from the sale of the Subsidiary to repay the principal and interest due to the Buyers under the Convertible Debentures in exchange for the Buyers agreeing to: (i) waive on a one-time basis only any accrued liquidated damages owing to the Buyers; (ii) not apply the redemption premium on the scheduled repayments; (iii) converting the Convertible Debentures in an amount equal to at least the amount of a scheduled repayment subject to certain conditions; (iv) no additional liquidated damages accruing during the term of this Agreement; (v) permitting the Company to withdraw the Registration Statement filed on March 28, 2006 with the SEC in connection with the Convertible Debentures; (vi) during the term of this Agreement, waiving the requirement for the Company to receive written consent of each Buyer for any organizational change (as defined in the Securities Purchase Agreement) to be directly or indirectly consummated by the Company, and that the Company will not effectuate any stock splits for at least six months without the consent of the Buyers; and (vii) terminate the provisions for security shares as set forth in Section 9 of the Securities Purchase Agreement and in Section 2 of the Transfer Agent Instructions upon receipt by the Buyers of the first scheduled repayment amount.

In addition, Highgate shall exercise its rights to purchase warrant shares pursuant to the Warrant issued to it under the Securities Purchase Agreement on November 23, 2005, on a cashless basis in an amount of 200,000 shares of common stock of the Company in every three month period with the Company’s counsel issuing a customary Rule 144 legal opinion to the extent that such warrant shares may be resold in accordance with Rule 144.

The foregoing description of the Forbearance and Settlement Agreement does not purport to be complete and the Forbearance and Settlement Agreement attached as Exhibit 10.1 to the Form 8-K filed by the Company on January 19, 2007, is incorporated by reference into this Form 10-Q.

Details of the Company’s subsidiaries as of December 31, 2006 are described below:

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

The condensed consolidated financial statements are those of Xinhua China’s, wholly-owned subsidiary Pac-Poly and a wholly-owned subsidiary Joannes.  Collectively, they are referred herein as the “Company”.

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

Results of Operations

Owing to the deconsolidation of Xinhua C&D on May 31, 2006, the condensed consolidated statements of operations for the six months period ended December 31, 2006 includes 6 months result of operations of Joannes.

The operating results prior to the six months period ended December 31, 2005 included 3 month’s operations of Xinhua C&D as it began operation in the PRC on February 1, 2005.

During the three and six months period ended December 31, 2006, we had net sales, after taking into account sales discounts and sales return allowances, of $102,435 and $152,655. We had a gross profit of $3,498 and $8,269 which represents a gross margin of 3.0% and 5.0% on sales revenues.  The decrease in revenues and gross profit in the three months period compared to the six months period ended December 31, 2006 was mainly attributable to currency appreciation of RMB against USD during the last three months.

During the six months period ended December 31, 2006 and 2005, we had net sales, after taking into account sales discounts and sales return allowances, of $152,655 and $25,215,829. We had a gross profit of $8,269 and $2,711,007 which represents a gross margin of 5.0% and 10.7% on sales revenues.  The decrease in revenues and gross profit in the six months period ended December 31, 2006 compared to 2005 was mainly attributable to the deconsolidation of Xinhua C&D and Joannes started the operation in e-commence business.  Gross profit margin was 3.0% and 11.4% for the three months period ended December 31, 2006 and 2005, respectively.

For the six months ended December 31, 2006 and 2005, selling, general and administrative expenses were $739,919 and $4,402,245, respectively.  The decrease was mainly due to deconsolidation of Xinhua C&D in 2006.  We have incurred total of $278,488 and $739,919 in selling, general and administrative expenses for the three and six months period ended December 31, 2006 and 2005, respectively.  Upon the disposal of Boheng, selling, general and administrative expenses was largely decreased.

Stock-based compensation expense largely decreased to $135,480 for the six months period ended December 31, 2006 as compared to 2005 of $1,873,763.  The stock-based compensation expense was attributable to the valuation of the Stock Option Plan of the Company effective on September 4, 2004 under the fair value method in accordance with SFAS No. 123 and a majority of options were fully vested during this three months period.

We incurred $859,802 and $785,467 interest expense for the six months period ended December 31, 2006 and 2005, respectively.  For the six months period ended December 31, 2005, it was paid for the interest charged on the loans advanced from a related party of Xinhua C&D.  For the six months period ended December 31, 2006, interest expense were accrued in relation to non-cash accounting treatment of our convertible debenture and imputed interest charge on loans from shareholders, respectively.

On September 30, 2006, Xinhua China entered into the agreement (the “Disposal Agreement”), which was further amended on December 25, 2006, to sell its 95% equity interest in a subsidiary, Boheng for a cash consideration of approximately $1,875,000 (equivalent to RMB15,000,000). Pursuant to the Disposal Agreement, the consideration was to be settled by the Purchaser with interest-free installments payable in a 2-year period.  The deposit of $252,982 was received during the six months period ended December 31, 2006.  The disposal of Boheng was subject to the Company receiving the consent of the holders of convertible debentures.

Effective December 29, 2006, the consent was given by the Holders of convertible debenture to dispose of Boheng and the disposal transaction was effectively complete thereafter.

This disposal transaction was completed on December 31, 2006 and resulted in a net gain of $2,155,519.

Effective December 29, 2006, the Company entered into the Forbearance and Settlement Agreement (the “Forbearance and Settlement Agreement”) with the Investors, namely Cornell Capital Partners, L.P. (“Cornell”) and Highgate House Funds, Ltd. (“Highgate”), whereby the Company agreed to make certain payments to the Investors, with respect to the Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into between the Company and the Investors on November 23, 2005, as amended on March 23, 2006, on the convertible debentures in the amounts of $1,250,000 (to Highgate on November 23, 2005) and $2,000,000 (to Cornell on March 23, 2006) (the “Convertible Debentures”) in accordance with the terms and conditions set forth in the Forbearance and Settlement Agreement.

We generated a net income of $3,000,121 and $1,704,196 for the three and six months period ended December 31, 2006.

We posted a net income of $1,704,196 and a net loss of $3,841,600 for the six months period ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

We incurred a net income of $1,704,196 for the six months period ended December 31, 2006 and a net loss of $3,841,600 for the six months period ended December 31, 2005. The accumulated deficit decreased from $16.49 million to $14.78 million.  We had a working capital of $2.28 million as of December 31, 2006 and a working capital of $1.22 million as of June 30, 2006. The stockholders' deficiency decreased from a balance of approximately $6.78 million as of June 30, 2006 to a balance of approximately $4.83 million as of December 31 2006.  Although these factors raise substantial doubt about the our ability to continue as a going concern, we have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including: (a) reductions in headcounts and corporate overhead expenses; and (b) continue to develop e-commerce business through Joannes.  We believe that these actions will enable Xinhua China to improve future profitability and cash flow in its continuing operations through June 30, 2007.  Furthermore, a disposal of Boheng may reduce further general and administrative expense to improve the operating result.  Along with the reduction in equity interest of Xinhua C&D, we had discharged of the commitment to contribute further capital of $16.7 million into Xinhua C&D.  Ultimately, we have released the burden on the cash flow for further contribution and intended to put its resources in co-publishing and e-commerce business opportunities.

Cash used in operating activities were $960,737 for the six months period ended December 31, 2006, which mainly related to payment to settle the selling, general and administrative expenses in Boheng and Xinhua China.

Cash flows provided by investing activities were $241,431 for the six months period ended December 31, 2006, which was primarily due to deposit received from the disposal of a subsidiary, Boheng and the addition of office equipment in Joannes.

Cash flows provided by financing activities were $675,702 for the six months period ended December 31, 2006, which mainly sourced from shareholders’ loans, which are unsecured, non-interest bearing and not repayable with the next twelve months.  We had accounted for imputed interest expenses in relation to interest-free shareholders’ loans of $123,539 at its effective interest rate for the six months period ended December 31, 2006.

Off Balance Sheet Arrangement

We leased an office premise under a non-cancelable operating lease.  Upon the disposal of Boheng, there are no future minimum rental payments due under a non-cancelable operating lease as of December 31, 2006.

Subsequent Events

Other than the Forbearance and Settlement Agreement entered into between Xinhua China, Cornell Capital Partners, L.P. and Highgate House Funds, Ltd., dated effective December 29, 2006, there are no subsequent events to be reported.

Contractual Obligations

	Payments due before December 31,
	Total	2007	2008
Long Term Debt Obligation:
Interest charges	130,000	65,000	65,000
Convertible debenture	1,875,000	1,000,000	875,000

Total:	2,005,000	1,065,000	940,000
	============	============	============

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have incurred a net income of $3,000,121 for the period ended December 31, 2006.  We had a working capital of $2.28 million and shareholders’ deficit of $4.83 million as of December 31, 2006.  These factors raise substantial doubt about our ability to continue as a going concern.  The auditors’ report in our financial statements as at June 30, 2006 includes an explanatory paragraph that states that we have generated net losses and have a shareholders’ deficit factors which raise substantial doubt about our ability to continue as a going concern.

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

$1,009,562 of our debt as of December 31, 2006 were current liabilities, due within the next year, unless extended.  Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern.  Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year.  We have $3,750,000 in long term debt due on or before December 31, 2008 in connection with recent debt restructuring arrangement with Highgate House Funds, Ltd. and Cornell Capital Partners, L.P.

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

Pursuant to Chinese company law applicable to foreign investment companies, our current Chinese subsidiaries, Joannes, and Boheng, as well as our minor interest in Xinhua C&D, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve.  The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity.  The dedicated reserves are not distributable other than upon liquidation.  As Joannes, and Boheng, as well as Xinhua C&D have recorded losses for the six month period ended December 31, 2006, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, our subsidiaries are required to transfer at the discretion of their boards of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.  As Joannes and Boheng, as well as Xinhua C&D have recorded losses for the six month period ended December 31, 2006, no transfer to the staff welfare and bonus fund was made.

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

          N/A

Item 3. Defaults Upon Senior Securities

          N/A

Item 4. Submission of Matters to a Vote of Security Holders

          N/A

Item 5. Other Information

          N/A

Item 6. Exhibits

(a)      Exhibit List

10.1	Disposal Agreement among Xinhua China Ltd. and Beijing Meixinda Science & Trade Development Ltd., dated September 30, 2006.

10.2	Disposal Agreement among Xinhua China Ltd. and Beijing Meixinda Science & Trade Development Ltd., dated December 25, 2006.

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be sign on its behalf by the undersigned thereunto duly authorized.

                                                                                                         Xinhua China Ltd.

Date: February 14, 2007                                                                   Per:      /s/ Clement Wu
                                                                                                               Clement Wu, Chief Financial Officer
                                                                                                               and a Director