Form 10-Q
period 2007-03-31
XINHUA CHINA LTD
filed 2007-05-18
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007	Commission File Number 000-33195

XINHUA CHINA LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0437644 (IRS Employer Identification No.)

A-11 Chaowai Men Property Trade Center Office Building No. 26 Chaoyanmen Wai Street, Chaoyang District, Beijing, People’s Republic of China (Address of Principal Executive Offices)	100020 (Zip Code)

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

Yes        No

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 15, 2007
Common Stock, $0.00001 par value	54,638,890

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XINHUA CHINA LTD. AND SUBSIDIARIES (Unaudited) Condensed Consolidated Financial Statements For The Nine Months Ended March 31, 2007

XINHUA CHINA LTD. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations	F-3
Condensed Consolidated Statements of Cash Flow	F-4
Notes to Condensed Consolidated Financial Statements	F-5 – F-17

XINHUA CHINA LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND JUNE 30, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Notes	March 31, 2007	June 30, 2006
		(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents		$ 164,561	$ 224,192
Accounts receivable, trade		7,188	-
Note receivable	6	1,000,000	-
Receivable from a trustee, net	7	-	1,500,000
Other receivables and prepayments		219,763	60,916

Total current assets		1,391,512	1,785,108

Non current assets:
Note receivable, long-term portion	6	625,000	-
Property, plant and equipment, net	8	104,525	129,566

TOTAL ASSETS		$ 2,121,037	$ 1,914,674
		============	============

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	9	$ 551,768	$ 565,862
Deferred revenue	6	87,195	-
Current portion of long-term borrowings		2,150,000	-
Bank overdrafts		-	1,642

Total current liabilities		2,788,963	567,504

Non-current liabilities:
Long-term borrowings		1,250,000	4,347,234
Loans from shareholders	11	4,604,115	3,784,432

Total non-current liabilities		5,854,115	8,131,666

TOTAL LIABILITIES		8,643,078	8,699,170

Stockholders’ deficiency:
Common stock, $0.00001 par value; 500,000,000 shares authorized; 52,434,304 and 61,779,765 shares issued and outstanding in 2007 and 2006		524	618
Additional paid-in capital		10,136,255	9,684,907
Accumulated other comprehensive income		10,944	19,478
Accumulated deficit		(16,669,764)	(16,489,499)

Total stockholders’ deficiency		(6,522,041)	(6,784,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		$ 2,121,037	$ 1,914,674
		============	============

See accompanying notes to condensed consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

		Three months ended March 31,		Nine months ended March 31,
	Notes	2007	2006	2007	2006

REVENUE		$ -	$ 7,780,796	$ 152,655	$ 32,996,625

COST OF REVENUE		-	6,863,891	144,386	29,368,713

GROSS PROFIT		-	916,905	8,269	3,627,912

OPERATING EXPENSES:
Selling, general and administrative		1,775,892	4,183,774	2,515,811	8,586,019
Stock-based compensation	12	65,600	941,213	201,080	2,814,976

Total operating expenses		1,841,492	5,124,987	2,716,891	11,400,995

LOSS FROM OPERATIONS		(1,841,492)	(4,208,082)	(2,708,622)	(7,773,083)

OTHER INCOME (EXPENSE):
Interest income		13,868	38,966	14,345	291,241
Interest expense		(56,837)	(1,419,077)	(916,639)	(2,204,544)
Gain on debt restructuring	10	-	-	1,275,132	-
Gain on disposal of a subsidiary	5	-	-	2,155,519	-

		(42,969)	(1,380,111)	2,528,357	(1,913,303)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST		(1,884,461)	(5,588,193)	(180,265)	(9,686,386)

Income tax expense	14	-	-	-	-

LOSS BEFORE MINORITY INTEREST		(1,884,461)	(5,588,193)	(180,265)	(9,686,386)

Minority interest		-	1,229,568	-	1,486,162

NET LOSS		$ (1,884,461)	$ (4,358,625)	$ (180,265)	$ (8,200,224)
		===========	===========	===========	===========

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain		4,919	71,581	(8,534)	47,401

COMPREHENSIVE LOSS		$ (1,879,542)	$ (4,287,044)	$ (188,799)	$ (8,152,823)
		===========	===========	===========	===========

Net loss per common share
– Basic		$ (0.036)	$ (0.071)	$ (0.003)	$ (0.133)
		===========	===========	===========	===========
– Diluted		$ (0.036)	$ (0.071)	$ (0.003)	$ (0.133)
		===========	===========	===========	===========

Weighted average number of common shares outstanding
– Basic		52,197,743	61,779,765	52,128,447	61,779,765
		===========	===========	===========	===========
– Diluted		52,197,743	61,779,765	52,128,447	61,779,765
		===========	===========	===========	===========

See accompanying notes to condensed consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(UNAUDITED)

	Nine months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (180,265)	$ (8,200,224)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	38,575	476,432
Allowance for doubtful accounts	1,500,000	1,576,512
Stock-based compensation	201,080	2,814,976
Minority interest in net loss of consolidated subsidiaries	-	(1,486,162)
Amortization of deferred financing costs and fair value conversion feature	677,898	1,229,779
Amortization of deferred imputed interest income on note receivable	(13,768)	-
Imputed interest expenses	164,042	229,639
Gain on disposal of a subsidiary	(2,155,519)	-
Gain on debt restructuring	(1,275,132)	-
Changes in assets and liabilities:
Accounts receivable	(7,188)	659,865
Other receivables and prepayments	(158,847)	66,536
Inventories	-	(597,659)
Accounts payable and accrued liabilities	(15,736)	4,042,020

Net cash (used in) provided by operating activities	(1,224,860)	811,714

Cash flows from investing activities:
Proceeds from disposal of a subsidiary, Boheng	252,982	-
Purchase of property, plant and equipment	(13,534)	(606,295)

Net cash provided by (used in) investing activities	239,448	(606,295)

Cash flows from financing activities:
Loans from (repayments to) shareholders	1,184,315	(2,715,350)
Contribution from minority interests of Xinhua C&D	-	606,098
Repayment of long-term borrowings	(250,000)	-
Proceeds from convertible debenture	-	2,989,460
Restricted cash	-	371,080

Net cash provided by financing activities	934,315	1,251,288

Foreign currency translation adjustment	(8,534)	47,401

NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,631)	1,504,108

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,192	1,336,269

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 164,561	$ 2,840,377
	============	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$ -	$ -
	============	============
Cash paid for interest expenses	$ -	$ 745,126
	============	============

See accompanying notes to condensed consolidated financial statements.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE – 1       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Xinhua China Ltd. and subsidiaries as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2007.  Accordingly, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2006.

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

On September 22, 2004, the Company’s subsidiaries, Pac-Poly Investment Ltd. (“Pac-Poly”) and Beijing Boheng Investments and Management Co., Ltd. (“Boheng”) jointly entered into an Investment Agreement (“Investment Agreement”) with Xinhua Bookstore (Main Store) (“Xinhua Bookstore”) to acquire a 57.67% interest in publication distribution business in the People’s Republic of China (the “PRC”). Pursuant to the Investment Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company, called Xinhua C&D. Pac-Poly and Boheng agreed to contribute $20.9 million (Renminbi Yuan (“RMB”) 173 million) in cash in exchange for 57.67% interest in Xinhua C&D. The acquisition was completed on February 1, 2006. As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98%.

Subsequent to the deconsolidation of Xinhua C&D in May 2006, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. (“Joannes”).

On December 28, 2006, the Company disposed all of its equity interest in Boheng for a consideration of $1,875,000 (equivalent to RMB15,000,000).

Details of the Company’s subsidiaries as of March 31, 2007 are described below:

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
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

As of March 31, 2007, the Company had a negative operating cash flow of $1,224,860 (2006: operating cash flow of $811,714), working capital deficit of $1,397,451 (2006: $36,188,686) and an accumulated deficit of $16,669,764 (2006: $13,852,094). Additionally, the Company has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business in Joannes.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2007.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE – 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•     Basis of preparation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

•     Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported.  Actual results may differ from these estimates.

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

•     Accounts receivable

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

•     Impairment of long-life assets

In accordance with SFAS No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

indicate that the carrying amount of an asset may not be recoverable.  For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  The Company reviews long-lived assets, if any, to determine the carrying values are not impaired.

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

Subsequent to the deconsolidation of Xinhua C&D in May 2006, the Company continued to commence the Internet book distribution business through a subsidiary, Joannes.  For the nine months ended March 31, 2007, the Company is principally engaged in the provision of technical service on the Internet book distribution.  The revenue is recorded at an agreed fixed amount in a monthly basis and recognized after deduction of sales tax and upon the service is performed.

•     Cost of revenues

Cost of revenues includes purchase costs to publishers from the sales and distribution of books.

Cost of revenues consists of direct labor cost in the provision of technical service.

•     Share-based compensation

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

Detailed movement of stock-based compensation has been disclosed in the note 12 to condensed consolidated financial statements.  No options were granted during the nine months ended March 31, 2007.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

•     Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Period”. The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

•     Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

•     Net loss per share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The dilutive effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 5,693,345 shares of common stock as of March 31, 2007 is included, in the computation of diluted net loss per share for that period.  The effect of such shares is excluded for the nine months ended March 31, 2006, as the effect during that period would be anti-dilutive.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

•    Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.

•     Recently issued accounting standard

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE – 5    DISPOSAL OF A SUBSIDIARY, BOHENG

On September 30, 2006, Xinhua China entered into the agreement (the “Disposal Agreement”), and was further amended on December 25, 2006 to sell its 95% equity interest in a subsidiary, Boheng for a cash consideration of approximately $1,875,000 (equivalent to RMB15,000,000). Pursuant to the Disposal Agreement, the consideration was to be settled by the Purchaser with interest-free installments payable in a 2-year period.  The deposit of $252,982 was received during the nine months ended March 31, 2007. On December 29, 2006, the consent was given by the Holders of convertible debenture to dispose of Boheng and the disposal transaction was effectively complete thereafter.

This disposal transaction was completed on December 31, 2006 and resulted in a net gain of $2,155,519 calculated as follows:

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
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
		============

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

The Company shall receive the Scheduled Receipt Amounts (as set forth below) on or prior to the date of each Scheduled Receipt Date towards the installments of the sales proceeds:

Scheduled Receipt Date	Approximately	Equal to RMB
March 10, 2007	$ 250,000	2,000,000
June 30, 2007	375,000	3,000,000
October 31, 2007	375,000	3,000,000
January 31, 2008	250,000	2,000,000
July 31, 2008	625,000	5,000,000

Total:	$ 1,875,000	15,000,000
	============	============

The balance is unsecured and interest-free.  The Company calculated the imputed interest income of $87,195 at the current effective rate of 4.82% per annum and reduced from the gain on disposal of a subsidiary.  The amount is recognized as deferred revenue and will be amortized as interest income over the terms of repayment period.

For the three and nine months ended March 31, 2007, the Company charged an imputed interest income of $13,768 to the consolidated statements of operations.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE – 7    RECEIVABLE FROM A TRUSTEE, NET

On February 28, 2006, the Company entered an entrustment agreement (the “Agreement”) with Asia-Durable Investments (Beijing) Co. Ltd. (“Asia-Durable”), a company incorporated in the PRC. In accordance with the Agreement, the Company agreed to entrust Asia-Durable on its behalf to invest, set up, hold and administer its interest of a company registered in the PRC (the “Project Company”). The Company also provided a sum of $1.5 million (RMB 12 million) to Asia-Durable being the investment capital of the Project Company in April 2006. The sum of $1.5 million is refundable at the Company’s option within one year from the date of the Agreement.  The balance is unsecured, interest-free and repayable within twelve months.  As of March 31, 2007, the Company considered that the receivable was not recovered from the trustee and provided the allowance for doubtful accounts of $1,500,000 (See Note 18).

NOTE – 8    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	March 31, 2007	June 30, 2006

Equipment and machinery	$ 61,545	$ 48,986
Motor vehicles	34,848	33,866
Leasehold improvement	71,926	71,933

	168,319	154,785
Less: Accumulated depreciation	(63,794)	(25,219)

Property, plant and equipment, net	$ 104,525	$ 129,566
	=============	=============

Depreciation expenses for the nine months ended March 31, 2007 and 2006 were $38,575 in 2007 and $476,432 in 2006, including $416,363 of depreciation expense related to the assets of Xinhua C&D, which are no longer included in the Company’s condensed consolidated financial statements.

NOTE – 9    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2007 and June 30, 2006 consist of the followings:

	March 31, 2007	June 30, 2006

Accounts payables	$ 247,303	$ 191,512
Accrued expenses	288,260	374,350
Accrued interest charges	16,205	-

	$ 551,768	$ 565,862
	=============	=============

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE – 10  BORROWINGS

On December 29, 2006, the Company completed the debt restructuring with the Investors, namely Cornell Capital Partners, L.P. (“Cornell”) and Highgate House Funds, Ltd. (“Highgate”) under the Forbearance and Settlement Agreement (the “Forbearance and Settlement Agreement”).  Pursuant to the Forbearance and Settlement Agreement, the Company agreed to make certain payments to the Investors, with respect to the Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into between the Company and the Investors on November 23, 2005, as amended on March 23, 2006, on the convertible debentures in the amounts of $1,250,000 (to Highgate on November 23, 2005) and $2,000,000 (to Cornell on March 23, 2006) (the “Convertible Debentures”) in accordance with the terms and conditions set forth in the Forbearance and Settlement Agreement.

In accordance with the Forbearance and Settlement Agreement, the Company agrees to use the proceeds from the disposal of Boheng (see Note 5) to repay the principal and interest due to the Investors under the Convertible Debentures in exchange for the Investors agreeing to:

(i)	waive on a one-time basis only any accrued liquidated damages owing to the Investors;
(ii)	not apply the redemption premium on the scheduled repayments;
(iii)	converting the Convertible Debentures in an amount equal to at least the amount of a scheduled repayment subject to certain conditions;
(iv)	no additional liquidated damages accruing during the term of the Forbearance and Settlement Agreement;
(v)	permitting the Company to withdraw the Registration Statement filed on March 28, 2006 with the SEC in connection with the Convertible Debentures;
(vi)	during the term of the Forbearance and Settlement Agreement, waiving the requirement for the Company to receive written consent of each Buyer for any organizational change (as defined in the Securities Purchase Agreement) to be directly or indirectly consummated by the Company, and that the Company will not effectuate any stock splits for at least nine months without the consent of the Investors; and
(vii)	terminate the provisions for security shares as set forth in Section 9 of the Securities Purchase Agreement and in Section 2 of the Transfer Agent Instructions upon receipt by the Investors of the first scheduled repayment amount.

In addition, Highgate shall exercise its rights to purchase warrant shares pursuant to the warrant issued to it under the Securities Purchase Agreement on November 23, 2005, on a cashless basis in an amount of 200,000 shares of common stock of the Company in every three month period with the Company’s counsel issuing a customary Rule 144 legal opinion to the extent that such warrant shares may be resold in accordance with Rule 144.  On January 25, 2007, Highgate exercised its rights to purchase warrant shares in an amount of 200,000 shares of common stock of the Company (see Note 13(b)).

In accordance with the Forbearance and Settlement Agreement, the Company has issued to the Investors the convertible debentures, which as of December 29, 2006, have outstanding principal of $3,250,000 and accrued and unpaid interest of $58,260.  The Company shall pay the Investors the Scheduled Payment Amounts (as set forth below) on or prior to the date that is thirty (30) business days from the date of each Scheduled Payment Date towards the repayment of the outstanding principal and interest of the Convertible Debentures.  During the time between the Investors’ receipt of each Scheduled Payment Amount, the Investors shall convert the Convertible Debentures in an amount equal to at least the amount of the prior Scheduled Payment Amount.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

Scheduled Payment Date	Scheduled Payment Amount	Conversion of the Debentures
March 10, 2007	$ 250,000	$ 250,000
June 30, 2007	375,000	375,000
October 31, 2007	375,000	375,000
January 31, 2008	250,000	250,000
July 31, 2008	625,000	625,000
March 31, 2008	Remaining balances on the Convertible Debentures after taking into account all Scheduled Payments made and all conversion as set forth in the Forbearance and Settlement Agreement	-

Total:	$ 1,875,000	$ 1,875,000
	======================	=====================

Upon the completion of debt restructuring, the carrying value of the indebtedness is totaled as $3,750,000 and bears interest at 2% per annum. Also, a gain of $1,275,132 was calculated as the difference between the fair value as of September 30, 2006, as determined on the respective commitment dates, of common stock converted and the repayment of outstanding principal and accrued interest in the transaction under Securities Purchase Agreement and the Forbearance and Settlement Agreement.

For the three and nine months ended March 31, 2007, the Company repaid $250,000 in cash and converted 454,545 shares of common stock for $100,000 (see Note 13(a)).

As of March 31, 2007, the long-term borrowings amounted to $1,250,000 and its current portion amounted to $2,150,000.

NOTE – 11  LOANS FROM SHAREHOLDERS

The outstanding amounts represent cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured, interest-free and not repayable within the next twelve months. For the nine months ended March 31, 2007 and 2006, the Company calculated the imputed interest expense of $164,042 and $229,639, respectively, in relation to interest-free shareholders’ loans at its effective interest rate and accounted for it in the stockholders’ deficiency.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

The Company charged $135,480 and $2,814,976 of stock-based compensation to operations for the nine months ended March 31, 2007 and 2006 by applying the fair value method in accordance with SFAS No. 123.  During the three and nine months ended March 31, 2007, no options were granted or exercised.  The options outstanding as of March 31, 2007 are 4,547,000 shares of options with a weighted average exercise price of $0.01 per share.  The fair value of the stock options granted for the nine months ended March 31, 2007 was estimated, using the Black-Scholes Option Pricing Model with the weighted average assumptions.  The following is a summary of the stock option information:

Range of exercise prices	No. of option outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Number of option exercisable	Weighted average exercise price

$ 1.01 – 2.00	580,000	4.60	$ 0.01	580,000	$ 0.01
$ 2.01 – 3.00	3,967,000	2.92	$ 0.01	3,967,500	$ 0.01

	4,547,000	3.14	$ 0.01	4,547,500	$ 0.01
	===========	=========	==========	=========	=============

For the nine months ended March 31, 2007, the total compensation cost of $135,480, related to non-vested share-based compensation arrangements granted under the Plan has been recognized.

NOTE – 13  COMMON STOCK AND WARRANTS

(a)     Common Stock

On July 7, 2006, the Company canceled 10,000,000 shares of common stock upon reduction of the Company’s equity interest in Xinhua C&D from 56.14% to 7.96% on May 31, 2006.  As a result, the total number of outstanding shares of the Company’s common stock was decreased from 61,779,765 to 51,779,765.

On March 6, 2007, the Company issued 454,545 shares of common stock in conversion for $100,000 of long-term borrowing (see Note 10).

(b)     Warrants

On November 23, 2005, the Company issued 1,035,000 warrants pursuant to the Securities Purchase Agreement on November 23, 2005.  One share purchase warrant is exercisable for one common share at $0.00001 per share, on a cashless basis.  Pursuant to the Forbearance and Settlement Agreement (see note 10), Highgate shall exercise its rights to purchase warrant shares pursuant to the Warrant issued to it under the Securities Purchase Agreement on November 23, 2005, on a cashless basis in an amount of 200,000 shares of common stock of the Company in every three month period with the Company’s counsel issuing a customary Rule 144 legal opinion to the extent that such warrant shares may be resold in accordance with Rule 144.

On January 25, 2007, Highgate exercised its rights to purchase warrant shares on a cashless basis in an amount of 200,000 shares of common stock of the Company in lieu of 199,994 shares of common stock.  For the nine months ended March 31, 2007, the Company calculated the cost of warrant amounting

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

to $65,600 and charged to the consolidated statement of operations.  As of March 31, 2007, 835,000 warrants remained outstanding.

NOTE – 14  INCOME TAXES

The Company is subject to US taxes at 35%.  Pac-Poly is a BVI company and is not subject to income taxes.  Boheng and Joannes are subject to income taxes in the PRC.  Pursuant to the PRC Income Tax Laws, the subsidiaries are generally subject to a statutory rate of 33% (30% national income tax plus 3% local income tax).

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes stated in the condensed consolidated statements of operations for the nine months ended March 31, 2007 is as follows:

	The PRC	BVI	US

Income (loss) before income taxes	1,881,035	(56)	(2,061,244)
Statutory income tax rate	33%	0%	35%

	620,742	-	(721,435)

Less: Adjustments
- Net operating loss	(620,742)	-	(103,375)
- Gain on disposal of a PRC subsidiary	-	-	754,432
- Stock-based compensation	-	-	70,378

	-	-	-
	==========	==========	==========

For the nine months ended March 31, 2007, neither the Company nor its subsidiaries had any assessable income during the period and so no provision nor benefit for income tax was recorded.

NOTE – 15 CHINA CONTRIBUTION PLAN

Full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $48,300 and $216,623 for the nine months ended March 31, 2007 and 2006, respectively.

NOTE – 16  CONCENTRATION OF RISK

(a)     Major customers and vendors

For the nine months ended March 31, 2007 and 2006, 11% and 99% of the Company’s assets were located in the PRC, respectively. Both 100% of the Company’s revenues were derived from customers located in the PRC and there are no customers and vendors who account for 10% or more of revenues and purchases during the nine months ended March 31, 2007 and 2006.

XINHUA CHINA LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

(b)     Credit risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

NOTE – 17  COMMITMENT AND CONTINGENCIES

(a)     Operating lease commitment

The Company’s subsidiary, Boheng leases an office premise under a non-cancelable operating lease. These costs incurred under this operating lease are recorded as rental expense and totaled approximately $56,410 and $71,022 for the nine months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, the Company has no future minimum rental payments due under a non-cancelable operating lease from the date of disposal of Boheng (see Note 5).

(b)     Contractual obligations

The Company has incurred various contractual obligations and financial commitments in the normal course of the operating and financing activities. The following table illustrates the expected future contractual cash obligations as of March 31, 2007.

	Payments due before March 31,
	Total	2007	2008

Interest charges	$ 32,500	$ 20,000	$ 12,500
Indebtedness	1,625,000	1,000,000	625,000

Total:	$ 1,657,500	$ 1,020,000	$ 637,500
	===========	===========	===========

NOTE – 18  SUBSEQUENT EVENTS

On May 7, 2007, the Company agreed to commence a lawsuit against Asia-Durable Investments (Beijing) Co., Ltd (“Asia-Durable”) for failure to refund upon its request of $1,500,000 that was placed in trust with Asia-Durable.

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

On September 30, 2006, Xinhua China and Beijing Meixinda Science & Trade Development Ltd. (“Beijing Meixinda”) entered into a Share Transfer Agreement (the “Disposal Agreement”), which was further amended on December 25, 2006, whereby the Company agreed to dispose of its equity interest of 95% in Boheng to Beijing Meixinda for a cash consideration of approximately $1,875,000 (equivalent to RMB15,000,000). Pursuant to the Agreement, the consideration was to be settled by Beijing Meixinda paying interest-free installments over a 2-year period.  A deposit of $252,000 was received during the nine month period ended March 31, 2007.  The disposal of Boheng was subject to the Company receiving the consent of the holders of convertible debentures.  Effective December 29, 2006, Xinhua through entering into a Forbearance and Settlement Agreement with Cornell Capital Partners, L.P. and Highgate House Funds, Ltd. received the required consent in order to have the Disposal Agreement effective.  This disposal transaction was completed on December 31, 2006 and resulted in a net gain of $2,155,519.

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

As a result of the decision to focus on digital media and co-publishing the Company was able to renegotiate its financial commitment to Xinhua C&D and eliminate the requirement to invest a further $16.7 million into Xinhua C&D to build their new distribution warehouse along with all other obligation related to the long term leasing of approximately 128 acres of land on which the warehouse was to be built.  This change has reduced the Company’s equity interest in Xinhua C&D to 7.98%.  At the same time the Company reduced its equity interest in Xinhua C&D, four of the Company’s major shareholders surrendered to the Company for cancellation in aggregate 10 million shares of common stock of the Company, resulting in a total of approximately 51.7 million shares outstanding.  Xinhua C&D will remain focused on traditional distribution services for Chinese book publishers throughout China, and is expected to provide procurement services for the Company’s online e-commerce initiative.

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

Details of the Company’s subsidiaries as of March 31, 2007 are described below:

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

Results of Operations

Owing to the deconsolidation of Xinhua C&D on May 31, 2006, the condensed consolidated statements of operations for the nine months ended March 31, 2007 includes 9 months result of operations of Joannes.

The operating results prior to the nine months ended March 31, 2006 included 9 month’s operations of Xinhua C&D as it began operation in the PRC on February 1, 2005.

During the three and nine months ended March 31, 2007, we had net sales, after taking into account sales discounts and sales return allowances, of $Nil and $152,655. We had a gross profit of $Nil and $8,269 which represents a gross margin of 0.0% and 5.0% on sales revenues.  The decrease in revenues and gross profit in the three months period compared to the nine months ended March 31, 2007 was mainly attributable to currency appreciation of RMB against USD during the last three months.

During the nine months ended March 31, 2007 and 2006, we had net sales, after taking into account sales discounts and sales return allowances, of $152,655 and $32,996,625. We had a gross profit of $8,269 and $3,627,912 which represents a gross margin of 5.0% and 10.9% on sales revenues.  The decrease in revenues and gross profit in the nine months ended March 31, 2007 compared to 2006 was mainly attributable to the deconsolidation of Xinhua C&D and Joannes started the operation in e-commence business.

For the nine months ended March 31, 2007 and 2006, selling, general and administrative expenses were $2,515,811 and $8,586,019, respectively.  The decrease was mainly due to deconsolidation of Xinhua C&D in 2006.  We have incurred total of $1,775,892 and $2,515,811 in selling, general and administrative expenses for the three and nine months ended March 31, 2007, respectively.  Upon the disposal of Boheng, selling, general and administrative expenses were largely increased due to the allowance for doubtful accounts on the receivable from a trustee.

Stock-based compensation expense largely decreased to $201,080 for the nine months ended March 31, 2007 as compared to 2006 of $2,814,976.  The stock-based compensation expense was attributable to the valuation of the Stock Option Plan of the Company effective on September 4, 2004 under the fair value method in accordance with SFAS No. 123 and a majority of options were fully vested.

We incurred $916,639 and $2,204,544 interest expense for the nine months ended March 31, 2007 and 2006, respectively.  For the nine months ended March 31, 2006, it was paid for the interest charged on the loans advanced from a related party of Xinhua C&D.  For the nine months ended March 31, 2007, interest expense were accrued in relation to non-cash accounting treatment of our convertible debenture and imputed interest charge on loans from shareholders, respectively.

On September 30, 2006, Xinhua China entered into the agreement (the “Disposal Agreement”), which was further amended on December 25, 2006, to sell its 95% equity interest in a subsidiary, Boheng for a cash consideration of approximately $1,875,000 (equivalent to RMB15,000,000). Pursuant to the Disposal Agreement, the consideration was to be settled by the Purchaser with interest-free installments payable in a 2-year period.  The deposit of $252,982 was received during the nine months ended March 31, 2007.  The disposal of Boheng was subject to the Company receiving the consent of the holders of convertible debentures.

Effective December 29, 2006, the consent was given by the Holders of convertible debenture to dispose of Boheng and the disposal transaction was effectively complete thereafter.

This disposal transaction was completed on March 31, 2007 and resulted in a net gain of $2,155,519.

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

We generated a net loss of $1,884,461 and $180,265 for the three and nine months ended March 31, 2007.

We posted a net loss of $180,265 and $8,200,224 for the nine months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

We incurred a net loss of $180,265 for the nine months ended March 31, 2007 and a net loss of $8,200,224 for the nine months ended March 31, 2006. The accumulated deficit increased from $16.49 million as of June 30, 2006 to $16.67 million as of March 31, 2007.  We had a working capital deficit of $1.39 million as of March 31, 2007 and a working capital of $1.22 million as of June 30, 2006. The stockholders' deficiency decreased from a balance of approximately $6.78 million as of June 30, 2006 to a balance of approximately $6.52 million as of March 31 2007.  Although these factors raise substantial doubt about the our ability to continue as a going concern, we have taken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including: (a) reductions in headcounts and corporate overhead expenses; and (b) continue to develop e-commerce business through Joannes.  We believe that these actions will enable Xinhua China to improve future profitability and cash flow in its continuing operations through June 30, 2007.  Furthermore, a disposal of Boheng may reduce further general and administrative expense to improve the operating result.  Along with the reduction in equity interest of Xinhua C&D, we had discharged of the commitment to contribute further capital of $16.7 million into Xinhua C&D.  Ultimately, we have released the burden on the cash flow for further contribution and intended to put its resources in co-publishing and e-commerce business opportunities.

Cash used in operating activities were $1,224,860 for the nine months ended March 31, 2007, which mainly related to payment to settle the selling, general and administrative expenses in Boheng and Xinhua China.

Cash flows provided by investing activities were $239,448 for the nine months ended March 31, 2007, which was primarily due to deposit received from the disposal of a subsidiary, Boheng and the addition of office equipment in Joannes.

Cash flows provided by financing activities were $934,315 for the nine months ended March 31, 2007, in which of $1,184,315 sourced from shareholders’ loans, which are unsecured, non-interest bearing and not repayable with the next twelve months.  We repaid $250,000 for indebtedness due to Highgate and Cornell.  We had accounted for imputed interest expenses in relation to interest-free shareholders’ loans of $164,042 at its effective interest rate for the nine months ended March 31, 2007.

Off Balance Sheet Arrangement

We leased an office premise under a non-cancelable operating lease.  Upon the disposal of Boheng, there are no future minimum rental payments due under a non-cancelable operating lease as of March 31, 2007.

Subsequent Events

On May 7, 2007, the Company agreed to commence a lawsuit against Asia-Durable Investments (Beijing) Co., Ltd (“Asia-Durable”) for failure to refund upon its request of $1,500,000 that was placed in trust with Asia-Durable.

Contractual Obligations

	Payments due before March 31,
	Total	2007	2008
Long Term Debt Obligation:
Interest charges	32,500	20,000	12,500
Convertible debenture	1,625,000	1,000,000	625,000

Total:	1,657,500	1,020,000	637,500
	==========	==========	==========

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

          Exchange Rate

Our reporting currency is United States Dollars (“USD”). Traditionally, the Chinese Renminbi (“RMB”) had been informally pegged to the USD. However, as China has adopted a more flexible exchange rate system and has appreciated in value since July 2005.  This has not had an appreciable effect on our operations and seems unlikely to do so.

As Renminbi is the functional currency of Joannes, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company.  However, since all sales revenue and expenses of Joannes is denominated in Renminbi, the net income effect of appreciation of the currency against the US Dollar will be limited to the net operating results of Joannes attributable to the Company.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, however, our company is in the process of filing a lawsuit against Asia-Durable Investments (Beijing) Co., Ltd. (“Asia-Durable”).  On February 28, 2006, the Company entered an entrustment agreement (the “Agreement”) with Asia-Durable, a company incorporated under the laws of the P.R. China.  In accordance with the Agreement, the Company agreed to entrust Asia-Durable on its behalf to invest, set up, hold and administer its interest of a company registered in the P.R. China (the “Project Company”).  The Company also provided a sum of US$1,500,000 (RMB 12 million) to Asia-Durable being the investment capital of the Project Company in April 2006.  The Company has decided not to proceed with the “Project Company” and has demanded the US$1,500,000 back from Asia-Durable, however, Asia-Durable has failed to pay the US$1,500,000 back to the Company.  Therefore, the Board of Directors has authorized the Company to engage a Chinese Law Firm to commence a lawsuit as soon as possible against Asia-Durable for the return of the US$1,500,000 that was entrusted to Asia-Durable.

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

We have incurred a net loss of $1,884,461 for the period ended March 31, 2007.  We had a working capital deficit of $1.39 million and shareholders’ deficit of $6.52 million as of March 31, 2007.  These factors raise substantial doubt about our ability to continue as a going concern.  The auditors’ report in our financial statements as at June 30, 2006 includes an explanatory paragraph that states that we have generated net losses and have a shareholders’ deficit factors which raise substantial doubt about our ability to continue as a going concern.

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

$2,788,963 of our debt as of March 31, 2007 were current liabilities, due within the next year, unless extended.  Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern.  Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year.  We have $1,250,000 in long term debt due on or before December 31, 2008 in connection with recent debt restructuring arrangement with Highgate House Funds, Ltd. and Cornell Capital Partners, L.P.

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

Chinese company law as it applies to foreign invested corporations requires them to maintain dedicated reserves which include a general reserve and a reserve for enterprise expansion. The dedicated reserves are appropriated from net income after taxes, determined under the relevant Chinese accounting regulations, at a rate set by the Board of Directors of the respective subsidiaries, and record as a component of shareholders’ equity. These reserves are not distributable, other than upon liquidation. No appropriation has been made for the year as our subsidiaries recorded losses.

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

Our reporting currency is the United States Dollar but our functional currency in China is the Renminbi.  As such, rate fluctuations may have a material impact on our consolidated financial reporting and make realistic revenue projections difficult.  Additionally, as Renminbi is the functional currency of Beijing Joannes Information Technology Co., Ltd. (“Joannes”) and Xinhua C&D, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on our results of operations.

Chinese funds remittance policies may not allow us to maximize our profitability.

Pursuant to Chinese company law applicable to foreign investment companies, our current Chinese subsidiary Joannes, as well as our minor interest in Xinhua C&D, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve.  The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity.  The dedicated reserves are not distributable other than upon liquidation.  As Joannes as well as Xinhua C&D have recorded losses for the nine month period ended March 31, 2007, no appropriation to the dedicated reserves was made.

Pursuant to the same Chinese company law, our subsidiaries are required to transfer at the discretion of their boards of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.  As Joannes as well as Xinhua C&D have recorded losses for the nine month period ended March 31, 2007, no transfer to the staff welfare and bonus fund was made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2007, the Company issued 199,994 shares of common stock to Highgate House Funds, Ltd. (“Highgate”) in accordance with a cashless exercise of 200,000 warrants that were issued to Highgate on November 23, 2005 under the Securities Purchase Agreement entered into between the Company and Highgate, dated November 23, 2005.  Due to the cashless exercise, 199,994 shares were issued in lieu of the 200,000 shares, resulting in the surrender of 6 warrants to the Company as the consideration for the exercise price.  The Company believes that such issuance is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

On March 6, 2007, the Company issued 454,545 shares of common stock to Highgate in accordance with Highgate’s conversion of $100,000 of the principal amount of the convertible debenture issued to Highgate under the Securities Purchase Agreement entered into between the Company and Highgate, dated November 23, 2005.  The Company believes that such issuance is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

On April 18, 2007, the Company issued 2,204,586 shares of common stock to Highgate in accordance with Highgate’s conversion of $125,000 of the principal amount of the convertible debenture issued to Highgate under the Securities Purchase Agreement entered into between the Company and Highgate, dated November 23, 2005.  The Company believes that such issuance is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

On March 6, 2007, the Company issued 454,545 shares of common stock to Highgate in accordance with Highgate’s conversion of $100,000 of the principal amount of the convertible debenture issued to Highgate under the Securities Purchase Agreement entered into between the Company and Highgate, dated November 23, 2005.  The Company believes that such issuance is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

On April 18, 2007, the Company issued 2,204,586 shares of common stock to Highgate in accordance with Highgate’s conversion of $125,000 of the principal amount of the convertible debenture issued to Highgate under the Securities Purchase Agreement entered into between the Company and Highgate, dated November 23, 2005.  The Company believes that such issuance is exempt from registration under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

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

                                                                                                                Xinhua China Ltd.

Date: May 15, 2007                                                                            Per:    /s/ Clement Wu
                                                                                                                Clement Wu, Chief Financial Officer
                                                                                                                and a Director