Form 10-K
period 2007-06-30
XINHUA CHINA LTD
filed 2007-10-15
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______


                        COMMISSION FILE NUMBER: 000-33195


                                XINHUA CHINA LTD.
                 ______________________________________________
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            NEVADA                                               88-0437644
_______________________________                              ___________________
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


                         7A-11CHANWAI MEN PROPERTY TRADE
                             CENTER OFFICE BUILDING
                          NO. 26 CHAOYANMEN WEI STREET
                           CHAOYANG DISTRICT, BEIJING
                           PEOPLE'S REPUBLIC OF CHINA
                    ________________________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 86-10-85656588
                           ___________________________
                           (ISSUER'S TELEPHONE NUMBER)


SECURITIES REGISTERED PURSUANT TO SECTION         NAME OF EACH EXCHANGE ON WHICH
            12(b) OF THE ACT:                              REGISTERED:
                  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, $0.000025 PAR VALUE
          ___________________________________________________________
                                (TITLE OF CLASS)


Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X ] No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by checkmark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated  filer [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter September 28, 2007: US $333,635.30

    APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS.
                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding      Outstanding as of October 1, 2007
of each of the issuer's classes of common stock, as of the most practicable date:

Class
Common Stock, $0.00025 par value               54,638,890

                       DOCUMENTS INCORPORATED BY REFERENCE


List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980). None.

                                XINHUA CHINA LTD.

                                    FORM 10-K

Item 1.   Business

Item 1A.  Risk Factors

Item 3.   LEGAL PROCEEDINGS.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Item 6.   Selected Financial Data

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Item 8.   FINANCIAL STATEMENTS.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Item 9A.  CONTROLS AND PROCEDURES.


Item 9B   OTHER INFORMATION.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Item 11.  EXECUTIVE COMPENSATION.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          COMPENSATION.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Item 15.  EXHIBITS.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Xinhua China Ltd. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.



                                     PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Xinhua China Ltd. was incorporated September 14, 1999 under the laws of the State of Nevada as Camden Mines Limited ("Camden"). Since its formation and up to September 4, 2004, Camden was considered an inactive development stage enterprise. On October 12, 2004, Camden changed its name from "Camden Mines Limited" to its current corporate name "Xinhua China Ltd." The change in corporate name reflected our anticipation of acquiring an interest in the Chinese book distribution giant" Xinhua Circulation & Distribution ("Xinhua C&D"). Please note that throughout this report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refer to Xinhua China Ltd.

SUBSIDIARIES

         PAC-POLY INVESTMENTS LIMITED
         BEJING BOHENG INVESTMENTS LIMITED

On September 14, 2004, we signed two separate share purchase agreements (collectively, the "Share Purchase Agreements"), whereby we issued 35,000,000 shares of our restricted common stock in exchange for a 100% interest in Pac-Poly Investments Limited, a company incorporated under the laws of the International Companies Business Act Cap 291 of British Virgin Islands ("Pac-Poly"), and a 95% interest in Beijing Boheng Investments Limited, a company incorporated under the laws of China ("Beijing Boheng"), respectively. The shareholders of Pac-Poly and Beijing Boheng received 16,387,000 and 18,613,000 shares of our restricted common stock, respectively. In accordance with the terms and provisions of the Share Purchase Agreement, one of our shareholders returned to us 35,000,000 shares of common stock held of record by such shareholder and the shares were cancelled and returned to treasury. Immediately prior to consummation of the respective Share Purchase Agreements, Pac-Poly and Beijing Boheng were under common control. Subsequently, Beijing Boheng spun off all of its business and net assets to its president and became a non-operating shell company. Pac-Poly had no significant operations since its inception.

The acquisition was accounted for as a recapitalization of Pac-Poly and Beijing Boheng because their shareholders and management have actual and effective operating control of the combined entity after the transaction. Pac-Poly and Beijing Boheng were jointly treated as the acquiring entity for accounting purposes and we were the surviving entity for legal purposes, with net liabilities of $16,371 being assumed by Pac-Poly and Beijing Boheng. The combined company is considered to be a continuation of the operations of Pac-Poly and Beijing Boheng. The issued and outstanding common stock of Pac-Poly and Beijing Boheng prior to the completion of acquisition was restated to reflect the 35,000,000 shares of stock issued by us.

As of the date of this Annual Report, we hold of record 100% of the total issued and outstanding shares of Pac-Poly, which is our wholly-owned subsidiary. Pac-Poly is an investment holding company.

On September 30, 2006, as amended December 25, 2006, we entered into a disposal agreement (the "Disposal Agreement") with Beijing Meixinda Science & Trade Development Ltd. ("Beijing Meixinda"), whereby we agreed to dispose of our equity interest of 95% in Beijing Boheng to Beijing Meixinda for a cash consideration of approximately $1,875,000 (equivalent to RMB15,000,000). Pursuant to the Disposal Agreement, the consideration was to be settled by Beijing Meixinda paying interest-free installments over a two-year period. An initial deposit of $252,000 was received by us. The disposal of Beijing Boheng was subject to us receiving the consent of the holders of certain convertible debentures. Effective December 29, 2006, we entered into a forbearance and settlement agreement (the "Forbearance and Settlement Agreement") with Cornell Capital Partners, L.P. and Highgate House Funds, Ltd. and received the required consent of the holders of the certain convertible debentures in order to have the Disposal Agreement effective. This disposal transaction was completed on December 31, 2006 and resulted in a net gain of $2,155,519. See "Item 7.

Management's   Discussion  and  Analysis  of  Financial  Condition  or  Plan  of
Operation."

We maintain a 7.98% effective interest in Xinhua C&D through Pac-Poly and Beijing Boheng.

         BEIJING JOANNES INFORMATION TECHNOLOGY CO. LT.

On May 9, 2006, we formed Beijing Joannes Information Technology Co. Lt. ("Beijing Joannes"), as our Chinese wholly owned subsidiary, to launch a digital media content initiative. We held of record 100% of the total issued and outstanding shares of Beijing Joannes. Beijing Joannes was formed for the purpose of launching a digital media content initiative with the web site branded WWW.GEEZIP.COM. The business focus is building online communities with connectivity to an ecommerce engine, which allows for the online purchase of e-books, e-audio, and computer games. Hard copies of books can also be purchase through the portal. A unique customer loyalty program and digital redemption or trade-in strategy will be a market differentiator.

CURRENT BUSINESS OPERATIONS

We are a company establishing ourselves as a leader in the digital media industry. As discussed below, we have refocused our strategic business operation plans to maximize our strategic position in the publishing industry.

DIVESTURE OF  INTEREST IN XINHUA CIRCULATION & DISTIRBUTION

During September 2004, pursuant to the terms and provisions of an investment agreement (the "Investment Agreement") among our two subsidiaries Pac-Poly and Beijing Boheng and Xinhua Bookstore (Main Store) ("Xinhua Bookstore"), we acquired a 57.67% interest in the publication distribution business in the People's Republic of China. In accordance with the terms and provisions of the Investment Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company called Xinhua Circulation &
Distribution ("Xinhua C&D"). Pac-Poly and Beijing Boheng agreed to contribute $20,900,000 (RMB 173,000,000) in cash in exchange for the 57.67% interest in Xinhua C&D. Twenty percent (20%) of the $20,900,000 was due and owing within two months of closing the transaction and the remaining amount was payable within six months of closing. As of June 30, 2005, a total of $4,340,000 had been paid by Pac-Poly, Beijing Boheng and other investors group in accordance with the payment schedule. The due date for the remaining cash contribution of 80% aggregating $17,360,000 originally expired on August 1, 2005 and had been extended to July 31, 2006. Pursuant to a letter of confirmation dated October 7, 2005, Xinhua Bookstore agreed to reduce the long-term loan it extended to Xinhua C&D should any receivables acquired by Xinhua C& D become uncollectible. The acquisition was completed on February 1, 2005.

Xinhua C&D is presently primarily a book distribution enterprise. For the eleven month period ended May 31, 2006, Xinhua C&D generated $37,627,191 in revenues from book distributions with a gross profit of $4,326,070. As of May 31, 2006, we reduced our ownership interest in Xinhua C&D to 7.98%. We had originally intended to help guide Xinhua C&D through the modernization and growth of its systems and distribution strategies. Realizing the large investment in real estate, equipment, fixed assets requirements to achieve modernization and growth, as well as the shifting of reading habits to a digital format and a dynamic and growing digital youth (age 12-25) comprising over 50% of the population, our management, after very careful consideration, effective May 31, 2006, revised our business focus to instead concentrate on the growing opportunity in online content distribution, co-publishing, and digital rights management. While executing this strategy, we will continue to maximize our strategic position in the publishing industry by utilizing the connections and channels we have established as a result of our interest in Xinhua C&D. See "Item 7. Management's Discussion and Analysis or Plan of Operation."

As a result of the decision to focus on digital media and co-publishing, we were able to renegotiate our financial commitment to Xinhua C&D and eliminate the requirement to invest a further $16,700,000 into Xinhua C&D to build their new distribution warehouse along with all other obligations related to the long term leasing of approximately 128 acres of land on which the warehouse was to be built. This change reduced our equity interest in Xinhua C&D to 7.98% and resulted in compensation to us in the amount of $1,237,520.

At the same time we reduced our equity interest in Xinhua C&D, four of our major shareholders surrendered to us for cancellation in the aggregate 10,000,000 shares of our common stock, resulting in a total of approximately 51,700,000 shares outstanding. Xinhua C&D will remain focused on traditional distribution services for Chinese book publishers throughout China, and is expected to provide procurement services for our online e-commerce initiative.

CONTRACTUAL RELATIONSHIPS

Management of the Company believes that it will be able to establish itself as a leader in the digital media industry. In accordance with our refocused strategic plan, we have entered into certain contractual relationships as follows:

         DIAL A BOOK, INC.

On November 4, 2005, we entered into a consulting services agreement with Dial a Book Inc. Branded as Chapter One, online readers are offered the opportunity to read the first chapter of over seventeen thousand books. Retailer book stores can connect directly to the site and offer readers the opportunity to order directly from the Retailer once they have previewed the book online.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

WE HAVE INCURRED LOSSES AND SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. We have incurred a net loss of ($608,030) for fiscal year ended June 30, 2007. We had a working capital deficit of $1,165,112 and shareholders' deficit of $6,664,709 as of June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern. The auditors' report in our financial statements as at June 30, 2007 includes an explanatory paragraph that states that we have generated net losses and have a shareholders' deficit factors which raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) operating costs may be more than we currently anticipate; or (ii) we encounter greater costs associated with general and administrative expenses or offering costs.

WE ARE OPERATING IN A DEVELOPING MARKET AND THERE IS UNCERTAINTY AS TO MARKET ACCEPTANCE OUR TECHNOLOGY AND PRODUCTS.

We researched the markets for our products involving the digital media industry. We have conducted limited test marketing and thus have relatively little information on which to estimate our levels of sales, the amount of revenue our planned operations will generate and our operating and other expenses. There can be no assurance that we will be successful in our efforts to market our products or to develop our markets in the manner we contemplate within the digital media industry.

The markets for our products and technology are developing and rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products and technologies, a number of which offer certain of the features that our products offer. Because of these factors, demand and market acceptance for new products are subject to a high level of uncertainty. There can be no assurance that our technology and products will become widely accepted. It is also difficult to predict with any assurance the future growth rate, if any, and size of the market. If a substantial market fails to develop, develops more slowly than expected or becomes saturated with competitors or if our products do not achieve market acceptance, our business, operating results and financial condition will be materially and adversely affected.

OUR DIGITAL MEDIA INDUSTRY AND MARKET IS CHARACTERISED BY NEW ENTRANTS AND RAPID TECHNOLOGICAL CHANGE.

The digital media industry and market for our products is characterized by rapidly changing technology and frequent new product introductions. Our success will depend in part on our ability to enhance our technologies and products and to introduce new products and technologies to meet changing customer requirements. We are currently devoting, and intend to continue to devote, significant resources toward the development of digital media technology and products. There can be no assurance that we will successfully complete the development of these technologies and related products in a timely fashion or that our current or future products will satisfy the needs of the digital media industry. There can also be no assurance that digital media products and technologies developed by others will not adversely affect our competitive position or render our products or technologies non-competitive or obsolete.

IF WE ARE UNABLE TO COMPETE IN THE DIGITAL MEDIA MARKET, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

The digital media market is highly competitive and highly fragmented. Our competitors may have substantially greater financial, technological, marketing, personnel and research and development resources than we currently have. There are direct competitors who have competitive technology and products. Many of these competitors may have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. As a result, our competitors may develop superior products or beat us to market with products similar to ours. Further, there can be no assurance that new companies will not enter our markets in the future. Although we believe that our products will be distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, there can be no assurance that we will be able to penetrate any of our anticipated competitors' portions of the market. There can be no assurance that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition. If we are not successful in competing against our current and future competitors, you could lose your entire investment.

Moreover, foreign direct investment in China has increased rapidly in the last twenty years and the investment environment has further improved to encourage foreign and local investors to invest in fields other than those considered by the government of the Peoples' Republic of China to be sensitive. Distribution channels have been opened up to new foreign investment subject to Peoples' Republic of China government guidelines. Many companies are involved in the electronic and traditional publishing and distribution of literary and entertainment material. There is no guarantee that other competitors will not become involved in business similar to ours. If this occurs, there may be competitors with greater financial resources and to the extent that such competitors compete on the basis of price, this could affect our results of operations and our ability to continue operations.

WE HAVE LIMITED MARKETING CAPABILITY.

We have limited marketing capabilities and resources. In order to achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our technology and products. Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to establish strategic marketing arrangements. No assurance can be given that we will be able to enter into any such arrangements or if entered into that they will be successful. Our failure to successfully develop our marketing capabilities, both internally and through third-party alliances, would have a material adverse effect on our business, operating results and financial condition. Further, there can be no assurance that, if developed, such marketing capabilities will lead to sales.

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

OUR BUSINESS IS EXPOSED TO RISKS ASSOCIATED WITH ONLINE COMMERCE SECURITY AND CREDIT CARD FRAUD WHICH COULD REDUCE OUR REVENUES.

A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. Our security measures may be inadequate and, if any compromise of security were to occur, it could have a detrimental effect on our reputation and adversely affect our ability to maintain our existing travelers and/or attract new travelers.

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Our servers and those of our service providers may be vulnerable to viruses or other harmful code or activity transmitted over the Internet. A virus or other harmful activity could cause a service disruption.

In addition, we bear financial risk from products or services purchased with fraudulent credit card data. Although we have implemented anti-fraud measures, a failure to control fraudulent credit card transactions adequately could adversely affect our business. Because of our limited operating history, we cannot assure you that our anti-fraud measures are sufficient to prevent material financial loss. Since we cannot exert the same level of influence or control over our sales agents as we could were they our own employees, our sales agents could fail to comply with our policies and procedures, which could result in claims against us that could harm our financial condition and operating results. We are not in a position to directly provide the same direction, motivation and oversight for our sales agents as we would if such sales agents were our own employees. As a result, there can be no assurance that our sales agents will participate in our marketing strategies or plans, accept our introduction of new products and services, or comply with our policies and procedures.

Moreover, our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of government regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of our traveler transactions, we receive and store a large volume of personally identifiable information. This information is also increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy developments that are difficult to anticipate could adversely affect our business, financial condition and results of operation.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, PARTICULARLY IN LIGHT OF CHINESE INTELLECTUAL PROPERTY LAWS.

Intellectual   property   rights  are  evolving  in  China,   trending   towards
international norms, but are by no means fully developed. We have not had significant involvement in intellectual property to date. The application of intellectual property rights to protect our foreign clients' and partners' media will likely be necessary in the future. Protection is needed at a minimum against piracy; legal action may be needed and all legal action involves risk and expenses.

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

THE SUCCESS OF OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF ONLINE DIGITAL MEDIA PRODUCTS AND ATTRACTING CUSTOMERS IN A COST-EFFECTIVE MANNER.

Our sales and revenues will not grow as we plan if consumers do not purchase significantly more digital media products online than they currently do and if the use of the Internet as a medium of commerce for such products does not continue to grow or grows more slowly than expected. The success of our business is dependent on significant increase in the number of consumers who use the Internet to purchase digital media products.

Our business strategy depends on our ability to broaden the appeal of our website to consumers and business and to increase the overall number of consumer transactions conducted on our website in a cost-effective manner. In order to increase the number of consumer transactions, we must attract more visitors to our website and convert a larger number of these visitors into paying customers. Our ability to offer products and services that will attract a significant number of consumers to use our services is not certain. If it does not occur, our growth may be limited. It may be necessary to spend substantial amounts on marketing and advertising to enhance our brand recognition and attract new customers to our website, and to successfully convert these new visitors into paying customers. We cannot assure you that our marketing and advertising efforts will be effective to attract new customers. If we fail to attract customers and increase our overall number of consumer transactions in a cost-effective manner, our ability to grow and become profitable may be impaired.

Moreover, we rely on the Internet infrastructure which may be unable to support increased levels of demand. The internet infrastructure may not expand fast enough to meet the increased levels of demand. In particular, the expected benefits from our online operations may be reduced if internet usage does not continue to grow. In addition, activities that diminish the experience for internet users, such as spyware, spoof e-mails, viruses and spam directed at internet users, as well as viruses and "denial of service" attacks directed at internet companies and service providers, may discourage people from using the internet, including for commerce. If consumer use diminishes or grows at a slower rate, then our business and results of operations could be adversely affected.

WE HAVE SUBSTANTIAL DEBT OBLIGATIONS, INCLUDING CERTAIN DEBT OBLIGATIONS SECURED BY ALL OF OUR ASSETS. IF WE ARE UNABLE TO REPAY SUCH OBLIGATIONS, OUR BUSINESS WILL LIKELY FAIL.

Our  current   liabilities  were  $2,554,277  as  of  June  30,  2007  of  which approximately $693,207 is due within the next year unless extended. Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year. We have $6,138,691 in long term debt of which $1,250,000 is due on or before November 23, 2010 and $2,000,000 is due on or before March 23, 2011 in connection with recent convertible debenture financings with Highgate House Funds, Ltd. and Cornell Capital Partners, LP. See "

CHINESE TAX AND OTHER LAWS MAY NEGATIVELY IMPACT OUR BUSINESS RESULTS.

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

Chinese company law as it applies to foreign invested corporations (our subsidiaries) requires them to maintain dedicated reserves which include a general reserve and a reserve for enterprise expansion. The dedicated reserves are appropriated from net income after taxes, determined under the relevant Chinese accounting regulations, at a rate set by the Board of Directors of the respective subsidiaries, and record as a component of shareholders' equity. These reserves are not distributable, other than upon liquidation. No appropriation has been made for the year as our subsidiaries recorded losses.

Similar provisions of Chinese company law require our Board of Directors at their discretion to transfer a certain amount of their annual net income after taxes, as determined under the relevant Chinese accounting regulations, to a staff welfare and bonus fund. No such transfer was made for the fiscal period, as the subsidiaries recorded losses.

EXCHANGE RATE FLUCTUATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

Our reporting currency is the United States Dollar but our functional currency in China is the Renminbi. As such, rate fluctuations may have a material impact on our consolidated financial reporting and make realistic revenue projections difficult. Additionally, as Renminbi is the functional currency of Beijing Joannes, Xinhua C&D and Beijing Boheng, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on our results of operations.

CHINESE   FUNDS   REMITTANCE   POLICIES   MAY  NOT  ALLOW  US  TO  MAXIMIZE  OUR
PROFITABILITY.

Pursuant to Chinese company law applicable to foreign investment companies, such as our Chinese subsidiaries, as well as our minor interest in Xinhua C&D, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve. The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders' equity. The dedicated reserves are not distributable other than upon liquidation. As our Chinese subsidiaries and Xinhua C&D have recorded losses for the fiscal year ended June 30, 2007, no appropriation to the dedicated reserves was made. Moreover, pursuant to the same Chinese company law, our Chinese subsidiaries are required to transfer at the discretion of their boards of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund. Since our Chinese subsidiaries and Xinhua C&D have recorded losses for the fiscal year ended June 30, 2007, no transfer to the staff welfare and bonus fund was made.

AS A RESULT OF A MAJORITY OF OUR DIRECTORS AND OFFICERS BEING RESIDENTS OF OTHER COUNTRIES OTHER THAN THE UNITED STATES, INVESTORS MAY FIND IT DIFFICULT TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR OUR DIRECTORS AND OFFICERS.

We do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

IF WE ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, THIS MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

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

BECAUSE OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES, THE LIQUIDITY OF YOUR INVESTMENT MAY BE RESTRICTED.

Our common stock is now, and may continue to be in the future, subject to the penny stock rules under the Securities Exchange Act of 1934. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

NASD SALES PRACTIVE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR SHARES OF COMMON STOCK.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT A STOCK EXCHANGE, AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the Company's operations or business prospects. The OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, you may have difficulty reselling any of our shares you purchase.

ITEM 1B. UNRESLOVED STAFF COMMENTS

Not applicable as we are a non-accelerated filer.

ITEM 2. DESCRIPTION OF PROPERTY

We maintains our registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our principal executive office at A-11 Chaowai Men Office Building No. 26 Chaoyangmen Wai Street, Chaoyang District, Beijing, occupying about 240 square meters with monthly rent of $5,500.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended June 30, 2007, no matters were submitted to our stockholders for approval.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the OTC Bulletin Board under the symbol "LXRS". The market for our common stock is limited, and can be volatile. The trading volume over the past three months has averaged 13,288 shares per day. While management has a goal of improving corporate value, share price and liquidity, there is no guarantee this will occur. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

          QUARTER ENDED                HIGH BID          LOW BID

          March 31, 2006               $3.10             $1.20
          June 30, 2006                $2.50             $0.90
          September 30, 2006           $1.03             $0.90
          December 31, 2006            $0.65             $0.36
          March 31, 2007               $0.38             $0.22
          June 30, 2007                $0.12             $0.04
          September 30, 2007           $0.06             $0.02

As of October 8, 2007, we had 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 1,000 beneficial owners of our common stock.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future. There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Xinhua China Ltd. Stock Option Plan. On September 4, 2004, our Board of Directors unanimously approved and adopted, and on September 6, 2004 our shareholders holding a majority of our issued and outstanding common stock, approved a stock option and incentive plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance our interests and our shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership in us. Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the "Stock Options and Incentives")
will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees, consultants or advisors. A maximum of 20,000,000 shares of common stock have been reserved under the Stock Option Plan. Options may be granted for a term not exceeding ten years from the date of grant. Under the Stock Option Plan, the Board of Directors previously authorized the grant of 4,255,000 Stock Options to our employees and consultants on September 23, 2004 and October 27, 2004, respectively. The entire 4,255,000 Stock Options have expired by their terms as of June 30, 2007. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of June 30, 2007:


EQUITY COMPENSATION PLAN INFORMATION

                                                               WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                                  NUMBER OF SECURITIES TO     EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                                  BE ISSUED UPON EXERCISE        OUTSTANDING         FUTURE ISSUANCE UNDER
                                  OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS    EQUITY COMPENSATION PLANS
                                    WARRANTS AND RIGHTS           AND RIGHTS         (EXCLUDING COLUMN (A))
PLAN CATEGORY                               (A)                      (B)                      (C)

EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS

Stock Options                              292,000                $   2.28                15,352,300

Total Stock Options                        292,000

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS

Warrants                                   622,690                $   4.60                         0

                                           835,000                $0.00001                         0

                                           100,000                $   1.47                         0

Total warrants                           1,557,690

Total                                    1,849,690


XINHUA CHINA LTD. STOCK OPTION PLAN

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

In the event an optionee who is one of our directors, officers, employees (employee also encompasses consultants and advisors where such is appropriate or where such is intended by the Board or by a particular grant under the Stock Option Plan) (each an "Employee") has his employment terminated by us, except if such termination is voluntary or occurs due to retirement with the consent of the Board or due to death or disability, then the Stock Option, to the extent not exercised, shall terminate on the date on which the Employee's employment with us is terminated. If an Employee's termination is voluntary or occurs due to retirement with the consent of the Board, then the Employee may after the date such Employee ceases to be one of our employees, exercises his Stock Option at any time within three (3) months after the date he ceases to be one of our Employees, but only to the extent that he was entitled to exercise it on the date of such termination. To the extent that the Employee was not entitled to exercise the Stock Option at the date of such termination, or if he does not exercise such Stock Option option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of Incentive Options extend more than three (3) months beyond termination of employment.

In the event an Employee is unable to continue his employment with us as a result of his permanent and total disability (as defined in Section 22(e)(3) of the Internal Revenue Code), he may exercise his Stock Option at any time within six (6) months from the date of termination, but only to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Stock Option at the date of termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the Stock Option shall terminate. In no event may the period of exercise in the case of an Incentive Option extend more than six (6) months beyond the date the Employee is unable to continue employment due to such disability.

In the event an optionee dies during the term of the Stock Option and is at the time of his death an Employee who shall have been in continuous status as an Employee since the date of grant of the option, the Stock Option may be exercised at any time within six (6) months following the date of death by the optionee's estate or by a person who acquired the right to exercise the Stock Option by bequest or inheritance, but only to the extent that an optionee was entitled to exercise the Stock Option on the date of death, or if the optionee's estate, or person who acquired the right to exercise the Stock Option by bequest or inheritance, does not exercise such Stock Option (which he was entitled to exercise) within the time specified herein, the Stock Option shall terminate. In no event may the period of exercise in the case of an Incentive Option extend more than six (6) months beyond the date of the Employee's death.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended June 30, 2007, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

FORBEARANCE AND SETTLEMENT AGREEMENT

Effective December 29, 2006, we entered into a forbearance and settlement (the "Forbearance and Settlement Agreement") with Cornell Capital Partners, L.P. ("Cornell") and Highgate House Funds, Ltd. ("Highgate"). In accordance with the terms and provisions of the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the securities purchase agreement dated November 23, 2005, as amended on March 23, 2006 (the "Securities Purchase Agreement") previously entered into with Cornell and Highgate. See "Item 6. Management's Discussion and Analysis or Plan of Operation
- Material Commitments."

In addition, Highgate shall exercise its rights to purchase warrant shares pursuant to the Warrant issued to it under the Securities Purchase Agreement on a cashless basis. During fiscal year ended June 30, 2007, we issued an aggregate of 2,859,125 shares of our common stock to Highgate pursuant to the exercise by Highgate of its rights to purchase warrant shares pursuant to the Warrant.

ITEM 6. SELECTED FINANCIAL DATA

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended June 30, 2007 and 2006, which financial statements are included elsewhere in this Annual Report.

                                   FOR FISCAL YEAR ENDED       FOR FISCAL YEAR
                                       JUNE 30, 2007         ENDED JUNE 30, 2006
                                        (AUDITED)                 (AUDITED)
                                   _____________________     ___________________

Net Sales                                $  153,286             $ 35,091,024
Loss from Operations                       (608,030)             (10,837,629)
Loss from Operations per Share                 0.01                    (0.17)
Total Assets                              2,028,259                1,914,674
Long Term Liabilities                     6,138,691                8,131,666

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

On May 31, 2006, we reduced our equity interest in Xinhua C&D from 56.14% to 7.98%. Therefore, effective May 31, 2006, the financial statements of Xinhua C&D were no longer consolidated into our financial statements. The deconsolidation of Xinhua C& D resulted in a net gain of $1,769,742 incurred during fiscal year ended June 30, 2006. Moreover, effective December 31, 2006, we disposed of our 95% equity interest in our subsidiary, Beijing Boheng, which resulted in a net gain of $2,155,519 incurred during fiscal year ended June 30, 2007.

RESULTS OF OPERATION

FOR FISCAL YEAR ENDED JUNE 30, 2007 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2006.

         REVENUES AND GROSS MARGIN

We had net sales of $153,286 for fiscal year ended June 30, 2007, after taking into account sales discounts and sales return allowances, compared to net sales of $37,627,291 for fiscal year ended June 30, 2006, after taking into account sales discounts and sales return allowances. Net sales decreased substantially due to the divesture of our interest in Xinhua C& D. Gross profit margin was 5.4% and 11.4% for fiscal year ended June 30, 2007 and 2006, respectively.

         COST OF SALES

Our cost of sales for fiscal year ended June 30, 2007 was $144,982 compared to cost of sales of $31,239,179 for fiscal year ended June 30, 2006. Cost of sales consisted of purchased costs to publishers and depreciation of property, plant and equipment. Cost of sales decreased proportionately with the decrease in revenues during fiscal year ended June 30, 2007 compared with fiscal year ended June 30, 2006 due to the divesture of our interest in Xinhua C&D.

         OPERATING EXPENSES

Our total operating expenses were $2,997,598 for fiscal year ended June 30, 2007 as compared to total operating expenses of $18,765,837 for fiscal year ended June 30, 2006. The decrease in operating expenses during fiscal year ended June 30, 2007 as compared June 30, 2006 was due to the corresponding decrease in net revenues. Selling, general and administrative expenses decreased based on a substantial decrease in stock-based compensation. Stock-based compensation decreased from $3,562,086 during fiscal year ended June 30, 2006 to $-0- during fiscal year ended June 30, 2007. Stock-based compensation expense is attributable to the valuation of our Stock Option Plan under the fair value method in accordance with SFAS No. 123. Selling, general and administrative expenses decreased also based on a decrease in legal and professional fees. Legal and professional fees decreased from $1,009,920 during fiscal year ended June 30, 2006 to $279,815 during fiscal year ended June 30, 2007. The fees represent payments to consultants and professional in relation to our fund raising of issuance of convertible debentures primarily to Cornell and Highgate and other legal and financial matters.

Included in selling, general and administrative expenses are also the major categories of: (i) salaries and benefits of $286,015 incurred during fiscal year ended June 30, 2007 as compared to $2,621,736 incurred during fiscal year ended June 30, 2006; (ii) allowance for doubtful accounts of $1,500,000 incurred during fiscal year ended June 30, 2007 as compared to $2,540,008 incurred during fiscal year ended June 30, 2006; (iii) provision on slow moving inventory of $-0- incurred during fiscal year ended June 30, 2007 as compared to $4,765,218 incurred during fiscal year ended June 30, 2006; (iv) shipping and freight of $241 incurred during fiscal year ended June 30, 2007 as compared to $149,173 incurred during fiscal year ended June 30, 2006; (v) office expenses of $91,085 incurred during fiscal year ended June 30, 2007 as compared to $443,644 incurred during fiscal year ended June 30, 2006; (vi) vehicle expense of $33,761 incurred during fiscal year ended June 30, 2007 as compared to $108,751 incurred during fiscal year ended June 30, 2006; and (vii) other miscellaneous expenses of $516,767 incurred during fiscal year ended June 30, 2007 as compared to $3,175,536 incurred during fiscal year ended June 30, 2006. These associated expenses included in selling, general and administrative expenses correspondingly decreased due to the divesture of our interest in Xinhua C&D.

         NET GAIN ON DISPOSAL OF BEIJING BOHENG

Effective December 2006 and in accordance with the terms and provisions of the Disposal Agreement, we disposed of our 95% equity interest in our subsidiary, Beijing Boheng, for cash consideration of approximately $1,875,000/ The disposal of our equity interest was to assist in the repayment of funds due and owing to Cornell and Highgate. Effective Decemebr 29, 2006, we entered into athe Forbearance and Settlement Agreement with Cornell and Highgate. See "--Material Commitments". This disposal provided a gain in the amount of $2,055,947 during fiscal year ended June 30, 2007, which is calculated below:

         Purchase price                                              $1,875,000

         Less: net liabilities disposed as of December 31, 2006
                  Fixed Assets, net                                      99,572
                  Current Assets                                        251,685
                  Current Liabilities                                  (619,399)
                                                                     ___________
                                                                       (268,142)

                  Gain on disposal of Beijing Boheng                 $2,143,142
                  Less: Imputed interest on note receivable             (87,195)
                                                                     ___________
                  Net gain on disposal of Beijing Boheng             $2,055,947

         NET GAIN ON DECONSOLIDATION OF XINHUA C&D

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

The deconsolidation of Xinhua C&D was completed on May 31, 2006 and resulted in a net gain of $1.77 million which is calculated as follows:

         Investment in Xinhua C&D at date of acquisition             $4,170,000
         Share of accumulated losses as of May 31, 2006
         (from the date of acquisition as of February 1, 2005)       (5,940,000)
                                                                     ___________
         Net gain from deconsolidation of Xinhua C&D                 $1,770,000

         GAIN ON DEBT RESTRUCTURING

On December 29, 2006, we completed the debt restructuring with Cornell and Highgate under the terms and provisions of the Forbearance and Settlement
Agreement. In accordance with the terms and provisions of the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the Securities Purchase Agreement previously entered into with Cornell and Highgate on November 23, 2005 and as amended March 23, 2006, and those certain convertible debentures in the amount of $1,250,000 to Highgate dated November 23, 2005 and $2,000,000 to Cornell dated March 23, 2006 (collectively, the "Convertible Debentures"). See "--Material Commitments."

As a result of the debt restructuring arrangement, during fiscal year ended June 30, 2007, our liabilities on warrants, conversions, discounts were discharged resulting in a net gain of $1,500,132 attributable as follows:

         Liabilities on Conversion Discharged      $ 2,334,198
         Liabilities on Warrants Discharged            891,537
         Loans Discharged                              225,000
         Unamortized Discounts                      (1,950,603)
                                                   ___________
                                                   $ 1,500,132

         INTEREST EXPENSE

We incurred $1,032,448 in interest expense during fiscal year ended June 30, 2007 as compared to $2,642,611 incurred as interest expense during fiscal year ended June 30, 2006. Interest expense of $1,032,448 incurred during fiscal year ended June 30, 2007 consisted of: (i) $961,544 in imputed interest charged on loans from shareholders; and (ii) $70,904 in interest on loans from related parties. Interest expense of $2,642,611 incurred during fiscal year ended June 30, 2006 consisted of: (i) $1,357,774 in interest expense from the amortization of deferred financing cost and discount on convertible debenture; (ii) $267,296 in imputed interest charged on loans from shareholders; and (iii) $1,017,541 in interest on loans from related parties.

During fiscal year ended June 30, 2006, we allocated $3,785,756 of losses applicable to the minority shareholders of Xinhua C&D before consolidation as compared to $-0- during fiscal year ended June 30, 2006.

We incurred a net loss of ($608,030) for fiscal year ended June 30, 2007 compared to a net loss of ($10,837,629) incurred during fiscal year ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JUNE 30, 2007

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended June 30, 2007, our current assets were $1,389,165 and our current liabilities were $2,554,277, resulting in a working capital deficit of $1,165,112. As at fiscal year ended June 30, 2007, current assets were comprised of: (i) $2,733 in cash and cash equivalents; (ii) $185,246 in net accounts receivable; (iii) $1,000,000 in note receivable; and (iv) $201,186 in other receivables and prepayments. As at fiscal year ended June 30, 2007, our current liabilities were comprised of: (i) $693,207 in accounts payable and accrued liabilities; (ii) 1,787,643 in current portion of loans payable; and
(iii) $73,427 in deferred revenue.
See " - Material Commitments."

As at fiscal  year  ended  June 30,  2007,  our  total  assets  were  $2,028,259 comprised of: (i) $1,389,165 in current assets; (ii) $625,000 in long-term portion of note receivable; and (iii) $14,094 in net property, plant and equipment. The increase in total assets during fiscal year ended June 30, 2007 from fiscal year ended June 30, 2006 was primarily due to the long-term portion of note receivable in the amount of $625,000.

As at fiscal year ended June 30, 2007, our total liabilities were $8,692,968 comprised of: (i) $2,554,277 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $5,080,430 in loans from shareholders. The slight decrease in total liabilities during fiscal year ended June 30, 2007 from fiscal year ended June 30, 2006 was primarily due to the decrease in loans from shareholders.

Stockholders'   deficit  decreased  from  ($6,784,496)  for  June  30,  2006  to
($6,664,709) for June 30, 2007.

         OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended June 30, 2007, net cash flow used in operating activities was ($2,908,974). Net cash flow used in operating activities during fiscal year ended June 30, 2007 consisted primarily of a net loss of ($608,030) adjusted by ($2,055,947) relating to net gain on deconsolidation of Xinhua C&D, $1,032,448 in imputed interest expense, $1,500,000 in allowance for doubtful accounts. Changes in assets and liabilitites consisted of an increase of $1,625,000 in note receivable, $185,246 in accounts receivable and $140,270 in other receivables and prepayments.

During fiscal year ended December 31, 2006, net cash flow used in investing activities was ($4,077,287) compared to net cash flow used in investing activities of ($3,510,559) for fiscal year ended December 31, 2005. Net cash flow used in investing activities during fiscal year ended December 31, 2006 was primarily the result of ($3,845,864) in oil and gas property expenditures relating to our oil and gas properties and ($350,967) relating to the purchase of equipment, offset by $119,544 of cash acquired on acquisition of Oak Hills.

During fiscal year ended December 31, 2006, net cash flow from financing activities was $8,584,229 compared to net cash flow from financing activities of $5,133,150 for fiscal year ended December 31, 2005. Net cash flow from financing activities during fiscal year ended December 31, 2006 pertained primarily to $9,426,250 received as proceeds from the sales of shares of our common stock, ($763,735) in convertible note repayments, and ($222,423) in long term debt repayments.

         FINANCING ACTIVITIES

During fiscal year ended June 30, 2007, cash from financing activities was $2,723,151 consisting of receipt of $2,902,247 as loans from shareholders, which was offset by repayment of loan payable in the amount of ($179,096).

PLAN OF OPERATION

The local and regional distribution business for books is competitive and fragmented in the People's Republic of China. Estimates range up to 500 as to the number of entrants in this field. It is our plan that economy of scale, relationships with Chinese publishers and also with sub-distributors and retailers and our nationwide scope which allows us the flexibility to distribute books in any region will assist us in maintaining and enhancing our competitive position.

Our goal is to expand our business to include electronic sales, delivery and distribution of media contents. We also plan to partner with foreign publishers to provide foreign media contents in China. We seek to achieve our goal on a national scale to maximize opportunities in one of the largest and fastest growing economies in the world.

To execute on our strategy to become a digital media company we formed our new subsidiary, Beijing Joannes. Beijing Joannes is intended to be our digital media company and it is expected to distribute all digital content for Xinhua C&D and others. Beijing Joannes has anticipated in operating its business to consumer
(B2C) e-commerce portal as www.geezip.com, and expects to allow customers to purchase electronic and hard copies of books on-line.

We expect to also establish a co-publishing company which anticipates on co-publishing agreements with both domestic and foreign publishers, publishing both hard copy and digital works.

Existing working capital, further advances and possible debt instruments, warrant exercises, further private placements, monetization of existing assets, and anticipated cash flow are expected to be adequate to fund our operations over the next two months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders. In connection with our business plan, management will delay additional increases in operating expenses and capital expenditures. We intend to utilize our best efforts to settle current finance accounts payables and liabilities with further issuances of securities, debt and or advances, monetization of existing assets, and revenues from operations. We will need to raise additional capital and increase revenues to meet both short term and long-term operating requirements.

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including: (i) reductions in headcounts and corporate overhead expenses; and (ii) continue to develop e-commerce business through Beijing Joannes. We believe that these actions will enable us to improve future profitability and cash flow in our continuing operations through June 30, 2008. Furthermore, the commitment to contribute further capital of $16,700,000 to Xinhua C&D and the restructure of debt pertaining to Cornell and Highgate has been advantageous to our over financial outlook. Ultimately, we have released the burden on cash flow for further contribution and intend to put our resources in co-publishing and e-commerce business opportunities.

The report of the independent registered public accounting firm that accompanies our June 30, 2007 and June 30, 2006 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

LOANS PAYABLE/CONVERTIBLE DEBENTURE

During 2007/8, a material commitment for us relates to the Forbearance and Settlement Agreement with Cornell and Highgate. On December 29, 2006, we completed the debt restructuring with Cornell and Highgate under the Forbearance and Settlement Agreement. Pursuant to the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the Securities Purchase Agreement previously entered into by us with Cornell and Highgate dated November 23, 2005 and amended on March 23, 2006, and the two convertible debentures in the amounts of $1,250,000 to Highgate dated November 23, 2005 and $2,000,000 to Cornell dated March 23, 2006 (collectively, the "Convertible Debentures") in accordance with the terms and conditions set forth in the Forbearance and Settlement Agreement.

In further accordance with the Forbearance and Settlement Agreement, we agreed to use the proceeds from the disposal of Beijing Boheng to repay the principal and interest due to Cornell and Highgate under the Convertible Debentures in exchange for the agreement of Cornell and Highgate to: (i) waive on a one-time basis only any accrued liquidated damages owing to Cornell and Highgate; (ii) no application of the redemption premium on the scheduled repayments; (iii) conversion of the Convertible Debentures in an amount equal to at least the amount of a scheduled repayment subject to certain conditions; (iv) no additional liquidated damages accruing during the term of the Forbearance and Settlement Agreement; (v) permitting us to withdraw the registration statement filed on March 28, 2006 with the Securities and Exchange Commission in connection with the Convertible Debentures; (vi) during the term of the Forbearance and Settlement Agreement, waiving the requirement for us to receive written consent of Cornell and Highgate for any organizational change (as defined in the Securities Purchase Agreement) to be directly or indirectly consummated by us, and that we will not effectuate any stock splits for at least nine months without the consent of Cornell and Highgate; and (vii) terminating the provisions for security shares as set forth in Section 9 of the Securities Purchase Agreement and in Section 2 of the transfer agent instructions upon receipt by Cornell and Highgate of the first scheduled repayment amount.

The payment plan under the Forbearance and Settlement Agreement is as follows:

                                                       CONVERSION OF
         PAYMENT DATE               CASH PAYMENT         DEBENTURE

         March 10, 2007              $  250,000            250,000
         June 30, 2007                  375,000            375,000
         October 31, 2007               375,000            375,000
         January 31, 2008               250,000            250,000
         July 31, 2008                  625,000            625,000
                                     __________          _________
                                     $1,875,000          1,875,000
                                     ==========          =========

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights.

LOANS FROM SHAREHOLDERS

During fiscal year 2007/8, a material commitment for us relates to the loans from shareholders. The outstanding amount of $5,080,430 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal year ended June 30, 2007, we calculated imputed interest expense of $961,544 in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

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

BASIS OF CONSOLIDATION

The interest of the Company in the subsidiaries was acquired by means of exchange of shares in the Company pursuant to a share exchange agreement on September 14, 2004. The transaction is considered a transfer between entities under common control, within the meaning of US GAAP. Accordingly, the assets and liabilities transferred have been accounted for at historical cost or at their "fair value" at the date of their original acquisition and have been included in the foregoing financial statements as of the beginning of the periods presented.

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

INVESTMENT IN UNCONSOLIDATED ENTITIES

The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

The Company has an investment in a privately held entity in the form of equity instruments that are not publicly traded and for which fair values are not readily determinable. The Company records its investment in a private entity under the cost method of accounting and assesses the net realizable value of this entity on a quarterly basis to determine if there has been a decline (other than temporary) in the fair value of the entity, under Statement of Financial Accounting Standards ("SFAS") No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES".

REVENUE RECOGNITION

Sales revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price and considers delivery to have occurred when the customer takes possession of the products. The net sales incorporate offsets for discounts and sales returns. Revenue is recognized upon delivery, risk and ownership of the title is transferred and a reserve for sales returns is recorded even though invoicing may not be completed. The Company has demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, "REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS".

Shipping and  handling  fees billed to  customers  are included in sales.  Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations. EITF No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the year ended June 30, 2007, $0 (2006 and 2005 $149,173 and $70,666, respectively) related to shipping and handling costs was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

EQUITY  BASED  COMPENSATION

The Company adopts SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" using the fair value method.

The Company uses the Black-Scholes Option Pricing Model to estimate the fair value of options. The weighted average fair value of options granted during the years ended June 30, 2007, 2006, and 2005 was $0.32, $1.02, and $1.54 per share, respectively. Weighted average assumptions used in the valuation for the years ended June 30, are summarized below:

                                                      2007       2006       2005

        Risk free interest rate (%)                  4.07%      5.01%      3.26%
        Dividend yield (%)                           0.00%      0.00%      0.00%
        Expected life of option grants (years)       2.38%      5.00%      3.77%
        Expected volatility of option grants (%)    1,181%     80.00%     80.00%

The Company has issued stock options to directors, officers, employees, and consultants. As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

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

Due to the indeterminate number of shares, which might be issued under the embedded convertible host debt conversion feature of these debentures, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a "derivative liability").

The  accompanying   consolidated   financial   statements  comply  with  current
requirements relating to warrants and embedded derivatives as described in SFAS 133 as follows:

     o The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in loss on adjustment of the derivative and warrant liability to fair value.

     o Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of June 30, 2006.

     o The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives is included in interest expense in the accompanying consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2006, the FASB issued SFAS Statement No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115" (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE  RATE

Our reporting currency is United States Dollars ("USD"). The Chinese Renminbi ("RMB") has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company's consolidated financial reporting and make realistic revenue projections difficult. Recently (July 2005) the Renminbi was allowed to rise 2%. This has not had an appreciable effect on our operations and seems unlikely to do so.

As Renminbi is the functional currency of Xinha C&D and Boheng, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company. However, since all sales revenue and expenses of these two subsidiary companies are denominated in Renminbi, the net income effect of appreciation and devaluation of the currency against the US

Dollar will be limited to the net operating results of the subsidiary companies attributable to us.

INTEREST RATE

Interest rates in China are low and stable and inflation is well controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons, such as the People's Republic of China's perennial balance of trade surplus). Our loans relate mainly to trade payables and are mainly short-term. However our debt is likely to rise with physical plant in connection with expansion and, were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm dated July 28, 2007.

Consolidated Balance Sheet.

Consolidated Statement of Income.

Consolidated Statement of Stockholders' Equity.

Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements.

                                XINHUA CHINA LTD.

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2007

                             (STATED IN US DOLLARS)

XINHUA CHINA LTD.



CONTENTS                                                                   PAGES

Report of Registered Independent Public Accounting Firm                      F-1

Consolidated Balance Sheet                                               F-2 - 3

Consolidated Statement of Income                                             F-4

Consolidated Statement of Stockholders' Equity                               F-5

Consolidated Statement of Cash Flows                                         F-6

Notes to the Financial Statements                                       F-7 - 31

Board of Directors and Stockholders
Xinhua China Ltd.


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheet of Xinhua China Ltd. and its subsidiaries ("the Company") as of June 30, 2007, and the related consolidated statement of operations, stockholders' equity and comprehensive income and cash flows for the year ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2007 and the consolidated results of operations and cash flows for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



South San Francisco, California                     Samuel H. Wong & Co., LLP
July 28, 2007                                       Certified Public Accountants


                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2007
                             (STATED IN US DOLLARS)

                                                  NOTES        2007           2006            2005
                                                            __________     __________     ____________

ASSETS
   CURRENT ASSETS

     Cash and Cash Equivalents                     3E,5     $    2,733        224,192        1,336,269
     Restricted Cash                                                 -              -          362,516
     Accounts Receivable, NET                       3F         185,246              -       39,125,170
     Value-added tax receivable                     3N               -              -        5,964,445

     Receivable from trustee                         6               -      1,500,000                -
     Note receivable                                 7       1,000,000              -                -
     Inventories, NET                               3G,              -              -       17,445,410
     Other receivables and prepayments               8         201,186         60,916          167,989
                                                            __________     __________     ____________
        Total Current Assets                                $1,389,165      1,785,108       64,401,799


   LONG-TERM ASSETS
     Property, Plant & Equipment, NET              3H,9         14,094        129,566       26,000,804
     Note receivable, long-term portion              7         625,000              -                -
     Distribution network right, NET                3I               -              -        6,167,000
     Goodwill, NET                                  3J               -              -        6,173,992
                                                            __________     __________     ____________
        Total Long-term Assets                                 639,094        129,566       38,341,796

                                                            __________     __________     ____________
        Total Assets                                        $2,028,259     $1,914,674     $102,743,595
                                                            ==========     ==========     ============

LIABILITIES & STOCKHOLDERS' EQUITY

   LIABILITIES
     CURRENT LIABILITIES
     Accounts Payable and Accrued Liabilities        11        693,207        567,504       76,231,392
     Deferred revenue                                7          73,427              -                -
     Current portion of loans payable                12      1,787,643              -                -
     Due to related parties                          3V              -              -        1,510,965
                                                            __________     __________     ____________
        Total Current Liabilities                            2,554,277        567,504       77,742,357

     LONG-TERM LIABILITIES
     Loans Payable                                   12      1,058,261      4,347,234                -
     Loans from related parties                      3v              -              -       16,989,910
     Loans from shareholders                         13      5,080,430      3,784,432        2,833,319
                                                            __________     __________     ____________
        Total Long-term Liabilities                          6,138,691      8,131,666       19,823,229

        Total Liabilities                                    8,692,968      8,699,170       97,565,586
                                                            __________     __________     ____________


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2007
                             (STATED IN US DOLLARS)


                                                  NOTES        2007           2006            2005
                                                            __________     __________     ____________

   Minority Interest                                                 -              -        4,973,683

   STOCKHOLDERS' EQUITY

     Common Stock $0.0001 Par Value
     500,000,000 Shares Authorized;
     54,638,890 issued and outstanding at
     June 30, 2007;  61,779,765 Shares
     at June 30, 2006 and 2005                      14             546            618              618
     Additional Paid in Capital                             10,423,526      9,684,907        5,855,525
     Accumulated Other Comprehensive Income                      8,749         19,478               53
     Accumulated Deficit                                   (17,097,530)   (16,489,499)       5,651,870
                                                            __________     __________     ____________
         Total Stockholders' (Deficit)/Equity               (6,664,709)    (6,784,496)         204,326
                                                            __________     __________     ____________
     Total Liabilities & Stockholders' Equity               $2,028,259     $1,914,674     $102,743,595
                                                            ==========     ==========     ============








               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                        CONSOLIDATED STATEMENT OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)

                                                      NOTE
REVENUE                                                            2007             2006             2005
                                                               ____________     ____________     ____________

      Revenue, NET                                             $    153,286     $ 35,091,024     $ 13,889,824
      Revenue, NET - related parties                                      -        2,536,167        1,606,713
      Cost of Sales, NET                                3M          144,982       31,239,179       12,636,786
      Cost of Sales, NET - related parties              3M                -        2,087,027          947,680
                                                               ____________     ____________     ____________
         Gross Profit                                                 8,304        4,300,985        1,912,071

OPERATING EXPENSES

      Selling, General, and Administrative
      Expenses                                          16        2,707,684       18,376,072        7,576,242
      Stock-based Compensation                                      265,080                -                -
      Depreciation of Equipment                                      24,834                -                -
      Rental Expenses - related parties                                   -          389,765          169,745
                                                               ____________     ____________     ____________
         Total Operating Expense                                  2,997,598       18,765,837        7,745,987
                                                               ____________     ____________     ____________
      Operating Income/(Loss)                                    (2,989,294)     (14,464,852)      (5,833,916)
                                                               ____________     ____________     ____________
OTHER INCOME (EXPENSES)

      Other Income                                                        -          410,981           65,878
      Interest Income                                                41,792          303,355              552
      Net gain from deconsolidation of a
      subsidiary                                         4                -        1,769,742                -
      Gain on disposal of Beijing BoHeng                17        2,055,947                -                -
      Gain on debt restructuring                        18        1,500,132                -                -
      Interest Expense                                  19       (1,032,448)      (2,642,611)        (520,875)
                                                               ____________     ____________     ____________
         Loss before minority interest and income                  (423,871)     (14,623,385)      (6,288,361)

      Loss on discontinued Operations:
         Loss on discontinued operation of
         Vancouver office, NET OF TAX                               184,159                -                -
                                                               ____________     ____________     ____________
      Income/(Loss) before minority interest and                   (608,030)     (14,623,385)      (6,288,361)
      income tax
      Minority interest in net loss of
      consolidated subsidiaries                                           -        3,785,756          636,491
                                                               ____________     ____________     ____________
Loss before Income Tax                                             (608,030)     (10,837,629)      (5,651,870)

Income Tax                                           3Q,20                -                -                -
                                                               ____________     ____________     ____________
Net Loss                                                       $   (608,030)    $(10,837,629)    $ (5,651,870)
                                                               ============     ============     ============
                                                               ____________     ____________     ____________
Basic & Diluted Earnings Per Share                      21     $       0.01     $      (0.17)    $      (0.10)
                                                               ____________     ____________     ____________
Weighted Average Shares Outstanding                              57,723,668       61,779,765       55,733,786
                                                               ____________     ____________     ____________


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               AS OF JUNE 30, 2007
                             (STATED IN US DOLLARS)

                                     NO.                ADDITIONAL                       OTHER
                                     OF        COMMON    PAID IN     COMPREHENSIVE   COMPREHENSIVE   ACCUMULATED
                                   SHARES      STOCK     CAPITAL     INCOME(LOSS)    INCOME(LOSS)      DEFICIT          TOTAL
                                 ___________   ______   __________   _____________   _____________   ___________   ___________

Balance, July 1, 2004                      -        -            -              -             -                -             -

Recapitalization as a result
of reverse acquisition            35,000,000      350         (350)                                                          -

Recapitalization to effect the
acquisition of Camden             61,056,375      611      (16,982)                                                    (16,372)

Cancellation of common stock
in connection with reverse
acquisition                      (35,000,000)    (350)         350                                                           -

Issuance of common stock due
to option exercise                   100,700        1      243,373                                                     243,374

Issuance of common stock due
to private placement                 622,690        6    2,023,794                                                   2,023,800

Stock-based compensation                   -        -    3,534,507                                                   3,534,507

Imputed interest on interest
free advances from related
parties                                    -        -       70,833                                                      70,833

Components of comprehensive
income(loss) - Foreign
currency translation                       -        -            -             53            53                -            53

Net Loss for year                          -        -            -     (5,651,870)            -      (5,651,871)    (5,651,870)
                                 ===========   ======   ==========    ===========       =======      ===========   ===========
Balance, June 30, 2005            61,779,765      618    5,855,525     (5,651,817)           53      (5,651,871)       204,325
                                 ===========   ======   ==========    ===========       =======      ===========   ===========
Balance, July 1, 2005             61,779,765      618    5,855,525     (5,651,817)           53       (5,651,871)      204,325

Stock-based compensation                   -        -    3,526,086              -             -                -     3,526,086

Imputed interest on interest
free advances from related
parties                                    -        -      267,296              -             -                -       267,296

Components of comprehensive
income(loss) - Foreign
currency translation                       -        -            -         19,425        19,425                -        19,425

Net Loss for year                          -        -            -    (10,837,629)            -      (10,837,629)  (10,837,629)
                                 ___________   ______   __________    ___________       _______      ___________   ___________
Balance, June 30, 2006            61,779,765      618    9,684,907    (16,470,021)       19,478      (16,489,500)   (6,784,497)
                                 ===========   ====== ==============  ===========       =======      ===========   ===========
Balance, July 1, 2006             61,779,765      618    9,684,907    (16,470,021)       19,478      (16,489,500)   (6,784,497)

Additional Paid-in Capital                                 738,619                                                     738,619

Cancellation of outstanding
shares                           (10,000,000)    (100)                                                                    (100)

Issuance of shares to Highgate     2,859,125       28                                                                       28

Foreign Currency translation                                              (10,729)      (10,729)                       (10,729)

Net Loss for year                                                        (608,030)                      (608,030)     (608,030)
                                 ___________   ______   __________    ___________       _______      ___________   ___________
Balance, June 30, 2007            54,638,890      546   10,423,526    (17,088,780)        8,749      (17,097,530)   (6,664,709)
                                 ===========   ======   ==========    ===========       =======      ===========   ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)
                                                                             2007             2006             2005
                                                                         ____________     ____________     ____________

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss/(Loss)                                                       $   (608,030)    $(10,837,629)    $ (5,651,870)
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation                                                           24,834          614,054          116,061
        Stock-based compensation                                              265,080        3,562,086        3,534,507
        Net gain on deconsolidation of a subsidiary                        (2,055,947)      (1,769,743)               -
        Minority interest in net loss of consolidated subsidiaries                  -         (3785756)        (636,491)
        Amortization of deferred financing costs and fair value
        conversion feature                                                          -        1,357,774                -
        Imputed interest expense                                            1,032,448          267,296           70,833

        Allowance for doubtful accounts                                     1,500,000                -                -
        Loss on Vancouver office discontinuation                              184,159        2,540,008                -
        Provision on slow moving inventories                                        -        4,765,219                -

   Changes in assets and liabilities:
        Decrease/(Increase) Accounts receivable                              (185,246)               -       (4,863,919)
        Decrease/(Increase) Note Receivable                                (1,625,000)               -                -
        Decrease/(Increase) Other receivables and prepayments                (140,270)         (53,312)         556,439
        Decrease/(Increase) Accounts Payable and accrued liabilities          125,703           32,254        3,876,497
        Decrease/(Increase) in Deferred Revenue Inventory                      73,427                -                -
        Inventory                                                                   -                -          412,080
                                                                         ____________     ____________     ____________
   Cash Sourced/(Used) in Operating Activities                             (2,908,974)      (3,307,749)      (2,585,863)

                                                                         ____________     ____________     ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in connection with acquisition of Xinhua C&D                       -                -          353,249

   Advances to trustee                                                              -       (1,500,000)               -
   Purchase of plant and equipment                                                  -         (147,715)        (153,153)
                                                                         ____________     ____________     ____________

   Cash Used/(Sourced) in Investing Activities                                      -        1,647,715          200,096
                                                                         ____________     ____________     ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contribution from minority interests of Xinhua C&D                               -                -          169,174
   Common Stocks issued for cash                                                    -                -        2,267,174

   Proceeds from convertible debenture                                              -        2,989,460                -
   Repayment of Loan Payable                                                 (179,096)               -                -
   Loans from shareholders                                                  2,902,247          832,860        2,833,318
                                                                         ____________     ____________     ____________
   Cash Sourced/(Used) in Financing Activities                              2,723,151        3,822,320        3,722,036
                                                                         ____________     ____________     ____________


NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS FOR THE YEAR              (185,823)      (1,133,144)       1,336,269

EFFECT OF CURRENCY TRANSLATION                                                (35,636)          19,425                -

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                  224,192        1,336,269                -

                                                                         ____________     ____________     ____________
CASH & CASH EQUIVALENTS AT END OF YEAR                                   $      2,733     $      2,550     $  1,336,269
                                                                         ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expenses                                                70,904        1,017,541          450,042
                                                                         ============     ============     ============


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


1.   ORGANIZATION AND BUSINESS BACKGROUND

     Xinhua China Ltd. (the "Company", formerly Camden Mines Limited) was incorporated in the State of Nevada, United States of America, on September 14, 1999. Until September 2004, the Company was a non-operating shell company and considered as a development stage enterprise since its inception. Effective from October 12, 2004, the Company changed to its current name. The Company established an office in Vancouver, Canada;
     however, this office was closed down in December 2006. The Company established its principal executive office at A-11 Chaowai Men Property Trade Center Office Building, No. 26 Chaoyangmen Wai Street, Chaoyang District, Beijing, 100020, People's Republic of China.

     On September 22, 2004, the Company's subsidiaries, Pac-Poly Investment Ltd. ("Pac-Poly") and Beijing Boheng Investments and Management Co., Ltd. ("Boheng") jointly entered into an Investment Agreement ("Investment Agreement") with Xinhua Bookstore (Main Store) ("Xinhua Bookstore") to acquire a 57.67% interest in publication distribution business in the People's Republic of China ("PRC"). Pursuant to the Investment Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company, called Xinhua C&D. Pac-Poly and Boheng agreed to contribute $20.9 million (RMB173 million) in cash in exchange for 57.67% interest in Xinhua C&D. 20% of $20.9 million is payable within two months of closing the transaction and the remaining is payable within six months of closing. The eight other founding member corporations ("Other Investors Group") agreed to contribute $800,000 (RMB 7 million) in cash in exchange for 2.33% interest in Xinhua C&D. 20% of $800,000 is payable within two months of closing the transaction and the remaining is payable within six months of closing. As of June 30, 2005, a total of $4.34 million was paid by Pac-Poly, Boheng and the other investors group in accordance with the payment schedule. The due date for the remaining cash contribution of 80% amounting to $17.36 million originally expired on August 1, 2005 has been extended to July 31, 2006. Pursuant to a letter of confirmation dated October 7, 2005, Xinhua Bookstore has agreed to reduce the long-term loan it extended to Xinhua C&D should any receivables acquired by Xinhua C&D become uncollectible. The acquisition was completed on February 1, 2005.

     As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98% (note 4). Subsequent to the deconsolidation of Xinhua C&D, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. ("Joannes").

     Details of the Company's subsidiaries as of June 30, 2007 are described below: -


                                           PLACE OF
                                         INCORPORATION                                     PARTICULARS OF       EFFECTIVE
                                          AND KIND OF           PRINCIPAL ACTIVITIES      ISSUED/REGISTERED     INTEREST
              NAME                       LEGAL ENTITY          AND PLACE OF OPERATION       SHARE CAPITAL         HELD
     ___________________________    _______________________    ______________________    ___________________    _________

     Pac-Poly Investment Ltd.       British Virgin Islands,    Investment holding,       10,000,000 ordinary       100%
                                    a company with limited     PRC                       shares of US$1 par
                                    liability                                            value

     Beijing Joannes Information    PRC, a company with        Sales and                 Registered capital        100%
     Technology Co., Ltd.           limited liability          distribution of           US$1,250,000
                                                               books, PRC


                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


2.   GOING CONCERN UNCERTAINTIES

     These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

     As of June 30, 2007, the Company had no working capital but current liabilities exceeding current assets by $1,165,112, a negative operating cash flow of $2,908,974 and an accumulated deficit of $17,097,530 due to the fact that the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2008. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A.) BASIS OF PRESENTATION

          These  accompanying   consolidated   financial  statements  have  been
          prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

     (B.) USE OF ESTIMATES

          In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these Estimates.

     (C.) BASIS OF CONSOLIDATION

          The interest of the Company in the subsidiaries was acquired by means of exchange of shares in the Company pursuant to a share exchange agreement on September 14, 2004. The transaction is considered a transfer between entities under common control, within the meaning of US GAAP. Accordingly, the assets and liabilities transferred have been accounted for at historical cost or at their "fair value" at the date of their original acquisition and have been included in the foregoing financial statements as of the beginning of the periods presented.

          The consolidated financial statements include the financial statements of the Company and its subsidiaries. Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to govern the financial and

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


          operating policies; to appoint or remove the majority of the members of the board of directors; or to cast majority of votes at the meeting of directors. All significant inter-company balances and transactions within the Company have been eliminated on consolidation.

     (D.) INVESTMENTS IN UNCONSOLIDATED ENTITIES

          The investments in and the operating results of 50%-or-less-owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.

          The Company has an investment in a privately held entity in the form of equity instruments that are not publicly traded and for which fair values are not readily determinable. The Company records its investment in a private entity under the cost method of accounting and assesses the net realizable value of this entity on a quarterly basis to determine if there has been a decline (other than temporary) in the fair value of the entity, under Statement of Financial Accounting Standards ("SFAS") No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES".

     (E.) CASH AND CASH EQUIVALENTS

          Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

     (F.) ACCOUNTS RECEIVABLE, NET

          Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness, and the economic environment.

     (G.) INVENTORIES, NET

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

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


     (H.) PROPERTY, PLANT, AND EQUIPMENT, NET

          Property, plant, and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

               ASSET CLASSIFICATION                   DEPRECIABLE LIFE

               Land use right                         50 years
               Buildings                              50 years
               Equipment and machinery                5 - 8 years
               Motor vehicles                         8 - 10 years
               Leasehold improvement                  2 years

          Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant, and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

     (I.) NATIONAL DISTRIBUTION RIGHT

          The national distribution right enables the Company, through its former subsidiary, Xinhua C&D, to distribute books and publications in all provinces in The PRC without the need to obtain individual provincial approval. The intangible asset is acquired as part of the acquisition of Xinhua C&D at fair value. Management expects the right will be renewed indefinitely for nominal periodic renewal costs. Hence, the fair value of the national distribution right is not amortized but will be evaluated annually in accordance with SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS", ("SFAS 142"). If facts or circumstances suggest that the Company's intangible asset is impaired, an impairment loss would be recognized in that period for the difference between the carrying value of the intangible asset and its estimated fair value based on discounted net future cash flows or quoted market prices. There have been no impairment losses recognized to date.

     (J.) GOODWILL

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

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


     (K.) IMPAIRMENT OF LONG-LIFE ASSETS

          In accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF', a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets, if any, to determine the carrying values are not impaired.

     (L.) REVENUE RECOGNITION

          Sales revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price and considers delivery to have occurred when the customer takes possession of the products. The net sales incorporate offsets for discounts and sales returns. Revenue is recognized upon delivery, risk and ownership of the title is transferred and a reserve for sales returns is recorded even though invoicing may not be completed. The Company has demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, "REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS".

          Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations. EITF No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the year ended June 30, 2007, $0 (2006 and 2005 $149,173 and $70,666, respectively)
          related to shipping and handling costs was included in selling,7general and administrative expenses in the accompanying consolidated statements of operations.

     (M.) COST OF SALES

          Cost of sales includes depreciation of property, plant, and equipment and purchase costs to publishers.

     (N.) VALUE-ADDED TAX

          The Company is subject to value added tax ("VAT") imposed by the PRC on sales. The output VAT is charged to customers who purchase books from the Company and the input VAT is paid when the Company purchases books from publishers. The VAT rate is 13%. The input VAT can be offset against the output VAT.

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


     (O.) ADVERTISING EXPENSES

          The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "REPORTING FOR ADVERTISING COSTS". For the year ended June 30, 2007, advertising expenses amount to zero (2006 and 2005 $128,103 and zero, respectively).

     (P.) COMPREHENSIVE INCOME

          SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in owners' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

     (Q.) INCOME TAXES

          The Company accounts for income tax using SFAS No. 109 "ACCOUNTING FOR INCOME TAXES", which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive
          (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

     (R.) LOSS PER SHARE

          The Company calculates loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 54,638,890 shares of common stock at June 30, 2007 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise 7f outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


     (S.) FOREIGN CURRENCIES TRANSLATION

          The  functional  and  reporting  currency of the Company is the United
          States  dollars  ("U.S.  dollars").   The  accompanying   consolidated
          financial   statements  have  been  expressed  in  U.S.  dollars.

          The functional currency of the Company's foreign subsidiaries is the Renminbi Yuan ("RMB"). The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date. The statement of operations is translated using a weighted average rate for the year. Translation adjustments are reflected as cumulative translation adjustments in stockholders' equity.

          EXCHANGE RATES                             2007       2006       2005

          Period end RMB : US$ exchange rate        7.6248     8.0065     8.2865
          Average period RMB : US$ exchange rate    7.8160     8.0721     8.2765

     (T.) SEGMENT REPORTING

          SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one principal reportable segment.

     (U.) FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of the Company's financial instruments, which include cash and cash equivalents, accounts receivables, other payable and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

     (V.) RELATED PARTIES

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

     (W.) EQUITY-BASED COMPENSATION

          The  Company  adopts  SFAS  No.  123,   "ACCOUNTING   FOR  STOCK-BASED
          COMPENSATION"  using  the fair  value  method.

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


          The Company uses the Black-Scholes Option Pricing Model to estimate the fair value of options. The weighted average fair value of options granted during the years ended June 30, 2007, 2006, and 2005 was $0.32, $1.02, and $1.54 per share, respectively. Weighted average assumptions used in the valuation for the years ended June 30, are summarized below:

                                                       2007      2006      2005
                                                      ______    ______    ______

          Risk free interest rate (%)                  4.07%     5.01%     3.26%
          Dividend yield (%)                           0.00%     0.00%     0.00%
          Expected life of option grants (years)       2.38%     5.00%     3.77%
          Expected volatility of option grants (%)    1,181%    80.00%    80.00%

          The Company has issued stock options to directors, officers, employees, and consultants. As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

          Detailed movement of stock-based compensation has been disclosed in the note 14 to consolidated financial statements.

     (X.) CONVERTIBLE DEBENTURE ISSUED WITH STOCK PURCHASE WARRANTS

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

          Due to the indeterminate number of shares, which might be issued under the embedded convertible host debt conversion feature of these debentures, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a "derivative liability").

          The accompanying consolidated financial statements comply with current
          requirements   relating  to  warrants  and  embedded   derivatives  as
          described in SFAS 133 as follows: -

          o The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in loss on adjustment of the derivative and warrant liability to fair value.

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


          o Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of June 30, 2006.

          o The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives is included in interest expense in the accompanying consolidated statements of operations.

     (Y.) RECENTLY ISSUED ACCOUNTING STANDARD

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

          In February 2006, the FASB issued SFAS Statement No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in
          Securitized Financial Assets." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


          effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

          In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115" (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

          The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

4.   DECONSOLIDATION OF A SUBSIDIARY, XINHUA C&D

     On May 30, 2006, the Company resolved to give up 48.16% equity interest in Xinhua C&D and its effective equity interest was reduced from 56.14% to 7.98%. The reduction in equity interest was to discharge the Company from its obligation to contribute further capital of $16.7 million into Xinhua C&D in accordance with the terms and conditions of the Investment Agreement dated September 22, 2004. Ultimately, the Company intended to put its resources in co-publishing and e-commerce business opportunities, while maintaining a strategic partnership with Xinhua C&D. This reduction in capital also led the Company to a compensation of $1,237,520 to Other Investors Group of Xinhua C&D as disclosed in note 1.

     Effective May 31, 2006, Xinhua C&D's financial statements were no longer consolidated into the Company. The investment is calculated by the accounting of cost method under the provision of SFAS No. 115 (See note 9).

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


     The operating result of Xinhua C&D (for eleven month period ended May 31, 2006) in the aggregate for the year ended June 30, 2006, which are included in the consolidated statement of operations of the Company, are as follows:



                                                                 For eleven months
                                                                   period ended
                                                                   May 31, 2006

     Revenue                                                        $ 37,627,191
     Cost of goods sold                                              (33,301,121)
                                                                    ____________
     Gross profit                                                      4,326,070
                                                                    ____________
     Operating expenses:

       Selling, general and administrative                           (12,968,079)
                                                                    ____________
     Total operating expenses                                        (12,968,079)
                                                                    ____________
     Loss from operations                                             (8,642,009)

     Other income (expense):

       Interest income                                                   303,148
       Other income                                                      408,975
       Interest expense                                               (1,012,914)
                                                                    ____________
     Loss before minority interest and income taxes                   (8,942,800)
                                                                    ____________
     Minority interest in net loss of a consolidated subsidiary        3,785,756
                                                                    ____________
     Loss before minority interest                                    (5,157,044)

     Income tax expense                                                        -
                                                                    ____________
     Net loss                                                       $ (5,157,044)
                                                                    ============


     The deconsolidation of Xinhua C&D was completed on May 31, 2006 and resulted in a net gain of $1,769,742, which is calculated as follows:

     Investment in Xinhua C&D at the date of acquisition           $  4,173,352

     Share of accumulated losses in Xinhua C&D as of May 31,
     2006 (from the date of acquisition as of February 1, 2005)      (5,943,094)
                                                                   ____________
     Net gain from deconsolidation of a subsidiary                 $ (1,769,742)
                                                                   ============

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


5.   CASH AND CASH EQUIVALENTS

     Cash, cash equivalents, and bank overdrafts include the following for the purposes of the cash flow statement:

                        2007         2006          2005
                       _______     ________     __________

     Cash at banks     $ 2,733     $224,192     $1,336,269
                       _______     ________     __________
                       $ 2,733     $224,192     $1,336,269
                       =======     ========     ==========

6.   RECEIVABLE FROM A TRUSTEE

     On February 28, 2006, the Company entered an entrustment agreement (the "Agreement") with Asia-Durable Investments (Beijing) Co. Ltd. ("Asia-Durable"), a company incorporated in the PRC. In accordance with the Agreement, the Company agreed to entrust Asia-Durable on its behalf to invest, set up, hold, and administer its interest of a company registered in the PRC (the "Project Company"). The Company also provided a sum of $1.5 million (RMB 12 million) to Asia-Durable being the investment capital of the Project Company in April 2006. The sum of $1.5 million is refundable at the Company's option within one year from the date of the Agreement. As of June 30, 2006, the effectiveness of the Project Company is subject to the approval of Chinese government to enter into co-publishing arrangements with foreign publishers.

     The balance is unsecured, interest-free, and repayable within twelve months. Eventually this account proves to be irrecoverable after pursuing collection. An allowance for loss of $1,500,000 was provided in the financial statements of June 30, 2007.

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


7.   NOTE RECEIVABLE

     The amount represents the sales proceeds receivable from the disposal of Boheng. Pursuant to the Disposal Agreement the sales proceeds are receivable in 5 installments and are due in full, no later than July 31, 2008.

     SCHEDULED RECEIPT DATE       APPROXIMATELY       EQUAL TO RMB

     March 10, 2007                $   250,000          2,000,000
     June 30, 2007                     375,000          3,000,000
     October 31, 2007                  375,000          3,000,000
     January 31, 2008                  250,000          2,000,000
     July 31, 2008                     625,000          5,000,000
                                   ___________         __________

     Total                         $ 1,875,000         15,000,000
     Less: Paid                       (250,000)        (2,000,000)
                                   ___________         __________

     Balance at June 30, 2007      $ 1,625,000         13,000,000
                                   ___________         __________

     The balance is unsecured and interest-free. The Company calculated the imputed interest income of $87,195 at the current effective rate of 4.82% per annum and reduced from the gain on disposal of a subsidiary. The amount is recognized as deferred revenue and will be amortized as interest income over the terms of repayment period.

     For the year ended June 30, 2007, the Company charged an imputed interest income of $13,768 to the consolidated statements of operations.

8.   OTHER RECEIVABLES AND PREPAYMENT

                                 2007         2006         2005
                               ________     ________     ________

     Advances to employee      $      -     $  3,792     $      -
     Goods and service tax
        receivable                    -        1,587            -
     Other receivables                -        1,249       41,072
     Prepayments                201,186       54,288      126,917
                               ________     ________     ________
                               $201,186     $ 60,916     $167,989
                               ========     ========     ========

     The carrying amounts of other receivables approximate their fair value.

                                XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


9.   PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment consist of the following:

                                 2007         2006          2005
                               ________     ________     ___________

     Land Use Right            $      -     $      -     $ 5,456,089
     Buildings                        -            -      20,091,753
     Equipment and machinery     38,928       48,986         420,583
     Motor vehicles                   -       33,866         148,440
     Leasehold Improvement            -       71,933               -
                               ________     ________     ___________
                                             154,785      26,116,865
     Less: Accumulated
           Depreciation          24,834      (25,219)       (116,061)
                               ________     ________     ___________
                               $ 14,094     $129,566     $26,000,804
                               ========     ========     ===========

     Depreciation expenses for 2007, 2006, and 2005 were $24,834, $614,054, and $116,061, respectively.

10.  COST METHOD INVESTMENT, NET

                                 2007          2006           2005
                               ________     ___________     ________

     Investment at cost        $      -     $ 4,173,352     $      -
     Less: Impairment                 -      (4,173,352)           -
                               ________     ___________     ________
     Carrying value of cost
        method investment      $      -     $         -     $      -
                               ========     ===========     ========

     As a result of the deconsolidation as fully explained in Note 4 above, the cost of investment in Xinhua C&D was accounted for in the non-current assets and reduced by the impairment loss. For the year ended June 30, 2006, Xinhua C&D recorded a net capital deficiency of $1,875,000 and therefore the Company decided to write down its investment in Xinhua C&D to zero.

                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of June 30, 2007, 2006, and 2005 consist of the followings:

                                             2007         2006          2005
                                           ________     ________     ___________

     Accounts payable                      $693,207     $  1,642     $73,341,068
     Other payables                               -      191,512       1,095,168
     Income and business taxes payable            -            -         730,734
     Accrued expenses                             -      374,350         956,737
     Salaries and benefits payable                -            -         107,685
                                           ________     ________     ___________
                                           $693,207     $567,504     $76,231,392
                                           ========     ========     ===========


12.  LOANS PAYABLE/CONVERTIBLE DEBENTURE

     On November 23, 2005, the Company entered into a debt financing agreement (the "Agreement") with an institutional investor, and on March 23, 2006, the Agreement was modified to include an additional institutional investor, who is an affiliate of the original institutional investor (both institutional investors collectively referred to as "the Investors"). The Investors committed to purchase up to $4,000,000 of a secured convertible debenture ("the debenture") that shall be convertible into shares of the Company's common stock.

     After two closings on December 13, 2005 and March 23, 2006, the Company received gross proceeds of $3,250,000 (net proceeds $2,989,460) for the secured convertible debenture. The Company and debenture-holders entered into a Forbearance and Settlement Agreement on December 29, 2006 because of default in debt service, whereby the Company agreed to make cash payment and to grant rights to the creditors to cashless purchase the Company's common stock by exercising the warrant at 200,000 shares in every three month period beginning on December 29, 2006 according to the following payment plan:

                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


                                           CONVERSION OF
     PAYMENT DATE         CASH PAYMENT       DEBENTURE
     ____________         ____________     _____________

     March 10, 2007        $  250,000          250,000
     June 30, 2007            375,000          375,000
     October 31, 2007         375,000          375,000
     January 31, 2008         250,000          250,000
     July 31, 2008            625,000          625,000
                           __________        _________
                           $1,875,000        1,875,000
                           ==========        =========

     As of June 30, 2007, the Company paid $250,000 for the payment due March 10, 2007 and the creditors exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007 respectively Loans Payable outstanding as of June 30, 2007 amount to $2,845,904 of which $1,787,643 and $1,058,261 attributed to current portion and long-term respectively.

13.  LOANS FROM SHAREHOLDERS

     The outstanding amounts represent cash advanced from shareholders of the Company.

     These shareholders' loans are unsecured, interest-free, and not repayable within the next twelve months. For the year ended June 30, 2007 the Company calculated the imputed interest expense of $961,544 (2006 and 2005 $267,296 and $70,833, respectively) in relation to interest-free shareholders' loans at its effective interest rate and accounted for it in the consolidated statements of stockholders' equity.

14.  COMMON STOCK AND WARRANTS

     (A.) COMMON STOCK

          During 2005, the authorized capital stock of the Company increased from $1,000 consisting of 100,000,000 shares of common stock of par value $0.00001 each to $5,000 consisting of 500,000,000 shares of common stock of par value $0.00001 each.

     (B.) WARRANTS

          (1) The Company completed a private placement in 2005 with certain individuals for 622,690 units at $3.25 per unit for total cash proceeds of $2,023,800. Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant. The warrant will expire on the earlier of:

               (i)  two years from the date of issuance; and

                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


               (ii) fifteen  business  days from date that the Company  provides notice in writing to the subscriber that the Company's common shares have been trading or traded at a price of $7 or more for a period of ten days.

               The warrant shares shall have an exercise price of $4.50 per warrant share for the first twelve months, and if still available after twelve months, the warrant shares shall have an exercise price of $4.60 per warrant share starting on the first day of the second twelve month period and increasing by $0.10 on the first day of each subsequent month thereafter until expiration of the warrants. Warrants outstanding at June 30, 2007 will lead to the issuance of a total of 311,345 additional shares of common stock if fully exercised.

          (2)  Share  purchase  warrant  issued from  convertible  debenture

               On December 13, 2005, the Company issued to the holder of the convertible debenture (note 11) 1,035,000 warrants. One share purchase warrants is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010. As of June 30, 2007, 835,000 warrants remained outstanding.

          (3)  Share  warrant  issued for  service

               On May 1, 2006, the Company issued 100,000 warrants at $1.47 per share to Mr. Peter Shandro, the VP Business Strategy of the Company, in association with the planning and execution of the on-line ecommerce initiative of the Company. Compensation expense of $94,775 was recorded with the issuance of these warrants.

15.  STOCK OPTION PLAN

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

     Under the Plan, the Board of Directors authorized to grant 4,255,000 options to the employees and consultants of the Company, respectively basically on September 23, 2004 and October 27, 2004 with an estimated value of $1.00 per share, using the Black-Scholes Option Pricing Model with the weighted average assumptions. However, the whole of the 4,255,000 options have been expired as of June 30, 2007.

                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


16.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                                                  2007           2006            2005
                                               __________     ___________     __________

     Allowance for doubtful accounts           $1,500,000     $ 2,540,008     $        -
     Legal and professional fees                  279,815       1,009,920              -
     Allowance for slow moving inventories              -       4,765,218              -
     Office expenses                               91,085         443,644        142,726
     Salaries and benefits                        286,015       2,621,736      1,403,188
     Shipping and freight                             241         149,173         70,666
     Stock-based compensation                           -       3,562,086      3,534,507
     Vehicle expense                               33,761         108,751         49,686
     Other expenses                               516,767       3,175,536      2,375,469
                                               ==========     ===========     ==========
                                               $2,707,684     $18,376,072     $7,576,242
                                               ==========     ===========     ==========

17.  GAIN ON DISPOSAL OF A SUBSIDIARY, BOHENG

     On September 30, 2006, Xinhua China entered into the agreement (the "Disposal Agreement"), and was further amended on December 25, 2006 to sell its 95% equity interest in a subsidiary, Boheng for a cash consideration of approximately $1,875,000 (equivalent to RMB15,000,000). Pursuant to the Disposal Agreement, the consideration was to be settled by the Purchaser with interest-free installments payable in a 2-year period. The deposit of $252,982 was received during the nine months ended March 31, 2007. On
     December 29, 2006 the consent was given by the holders of convertible debenture to dispose of Boheng and the disposal transaction was effectively complete thereafter.

                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


     This disposal transaction was completed on December 31, 2006 and resulted in a net gain of $2,055,947 calculated as follows:

     Purchase price                                             $  1,875,000

     Less: Net liabilities disposed as of December 31, 2006
          o  Fixed assets, NET                                        99,572
          o  current assets                                          251,685
          o  Current liabilities                                    (619,399)
                                                                ____________
                                                                    (268,142)

     Gain on disposal of a subsidiary, Boheng                      2,143,142
     Less: Imputed interest on note receivable                       (87,195)
                                                                ____________
     Net gain on disposal of a subsidiary, Boheng               $  2,055,947
                                                                ____________

     The consideration of the purchase price is based on the net book value of Boheng as of December 31, 2006, plus the investment cost of Xinhua C&D which Xinhua China previously contributed, through a subsidiary, Boheng during 2004.

     In view that the Company continues to be engaged in the distribution of books, the disposal did not constitute a discontinued operation.


18.  GAIN ON DEBT RESTRUCTURING

     On December 29, 2006, the Company completed the debt restructuring with the Investors, namely Cornell Capital Partners, L.P. ("Cornell") and Highgate House Funds, Ltd. ("Highgate") under the Forbearance and Settlement Agreement (the "Forbearance and Settlement Agreement"). Pursuant to the Forbearance and Settlement Agreement, the Company agreed to make certain payments to the Investors, with respect to the Securities Purchase Agreement (the "Securities Purchase Agreement") entered into between the Company and the Investors on November 23, 2005, as amended on March 23, 2006, on the convertible debentures in the amounts of $1,250,000 (to Highgate on November 23, 2005) and $2,000,000 (to Cornell on March 23,
     2006) (the "Convertible Debentures") in accordance with the terms and conditions set forth in the Forbearance and Settlement Agreement.

     In accordance with the Forbearance and Settlement Agreement, the Company agrees to use the proceeds from the disposal of Boheng to repay the principal and interest due to the Investors under the Convertible Debentures in exchange for the Investors agreeing to:

                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


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

     As  a  result  of  the  debt  restructuring   arrangement,   the  Company's
     liabilities on warrants, conversions, discounts were discharged resulting to a net gain of $1,500,132 attributable as follows:

          o  Liabilities on Conversion discharged     $  2,334,198
          o  Liabilities on Warrants discharged            891,537
          o  Loans discharged                              225,000
          o  Unamortized discounts                      (1,950,603)
                                                      ____________
                                                      $  1,500,132
                                                      ____________

19.  INTEREST EXPENSE

                                             2007           2006          2005
                                          __________     __________     ________
Interest expense from the amortization
of deferred financing cost and discount
on convertible debenture                  $        -     $1,357,774     $      -

Imputed interest charged                     961,544        267,296       70,833

Interest on loans from related parties        70,904      1,017,541      450,042

                                          $1,032,448     $2,642,611     $520,875
                                          ==========     ==========     ========

                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


20.  INCOME TAX

     The Company is subject to US taxes at 35%. Pac-Poly is a BVI company and is not subject to income taxes. Xinhua C&D and Boheng are subject to income taxes in The PRC. Pursuant to the PRC Income Tax Laws, the subsidiaries are generally subject to enterprise income tax ("EIT") at a statutory rate of 33% (30% national income tax plus 3% local income tax).

     Neither the Company nor its subsidiaries had any assessable income for the year and so neither provision nor benefit for EIT was recorded for the year ended June 30, 2007.

     As of June 30, 2007, 2006, and 2005, the primary components of temporary differences that might give rise to the Company's deferred tax assets or liabilities are as follows:

                                           2007          2006          2005
                                         _________    ___________   ___________

     Net operating loss carry-forwards   $ 608,030    $   576,000   $   721,000
     Stock-based compensation              265,080      1,074,000     1,237,000
     Valuation allowance                  (873,110)    (1,650,000)   (1,958,000)
                                         _________    ___________   ___________
     Net deferred tax assets             $       -    $         -   $         -
                                         =========    ===========   ===========

     Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years' taxable income.

     As of June 30, 2007, valuation allowance of $873,110 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


21.  NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

     The following table sets forth the computation of basic and diluted net loss per share for the year indicated:


                                                            2007           2006           2005
                                                         __________     __________     __________
     Basic and diluted net loss per share
     calculation:

        Numerator:
           Net loss used in computing basic net loss
           per share                                        608,030     10,837,629      5,651,870
                                                         ==========     ==========     ==========
        Denominator:
           Weighted average ordinary shares
           outstanding                                   57,723,668     61,779,765     55,733,786
                                                         ==========     ==========     ==========
     Basic and diluted net loss per share                $     0.01     $     0.17     $     0.10
                                                         ==========     ==========     ==========


     For the year ended June 30, 2007 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


22.  RELATED PARTY TRANSACTION

     a. During the year ended June 30, 2006, Xinhua C&D rented facilities, including office and warehouse, from Xinhua Bookstore, a formerly non-controlling interest stockholder of Xinhua C&D. The total rental expenses for the period ended May 31, 2006 was $389,765 (RMB 3,149,570) and for the years ended June 30, 2005 and 2004 was $169,745 (RMB 1,404,727) and $nil, respectively.

     b. During the period ended May 31, 2006, Xinhua C&D purchased books totaling $2,087,027 (RMB 16,864,599) from vendors in which Xinhua Bookstore is a major stockholder. The transactions were conducted and acquired in the ordinary course of business and at arms length.


                                                                2007         2006           2005
                                                               ______     __________     __________

          China Map Publishing House
          (RMB 2,785,064)                                      $    -     $  344,657     $1,304,341

          Commercial Press
          (RMB 5,557,779)                                           -        687,786      2,551,214

          Jieli Publishing House
          (RMB 433,512)                                             -         53,648        137,082

          People's Literature Publishing House
          (RMB 3,001,379)                                           -        371,427        516,639

          People's Publishing House
          (RMB 3,038,151)                                           -        375,977        522,557

          Sanlian Bookstore
          (RMB 1,239,853)                                           -        153,434        147,922

          The Great Encyclopedia of China Publishing House
          (RMB 808,861)                                             -        100,098        148,910

                                                               $    -     $2,087,027     $5,328,665
                                                               ======     ==========     ==========


                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


     iii. During the period ended May 31, 2006, Xinhua C&D sold books totaling $2,536,167 (RMB 20,493,956) to customers in which Xinhua Bookstore is a major stockholder. The transactions were conducted and acquired in the ordinary course of business and at arms length.


                                                                2007         2006           2005
                                                               ______     __________     __________

     Xinhua Audio Video Lease and Distribution Co., Ltd.
     (RMB 863,161)                                             $    -     $  106,818     $   92,495

     Beijing Xinhua Qiusuo Books Chain Store Co., Ltd.
     (RMB 3,598,432)                                                -        445,313        642,956
                                                                    -          1,041             62
     Jinhua Books Distribution Co., Ltd.
     (RMB 8,413)
                                                                    -        670,600        161,790
     Chengdu Distribution Branch
     (RMB 5,418,903)
                                                                    -      1,312,395        709,410
     Liaoning Distribution Branch
     (RMB 10,605,047)

                                                               $    -     $2,536,167     $1,606,713
                                                               ======     ==========     ==========


23.  CHINA CONTRIBUTION PLAN

     Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $31,527, $813,418, and $321,646 for each of the years ended 2007, 2006, and 2005, respectively.

24.  STATUTORY RESERVES

     The Company is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the Company's registered capital. Appropriation to the statutory public welfare fund is 10% of the after-tax net income determined in accordance with the PRC GAAP. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory public welfare fund is established for providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The Company made no appropriations to the statutory reserve, as it did not have a pre-tax profit.

                               XINHUA CHINA LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2007
                             (STATED IN US DOLLARS)


25.  CONCENTRATION OF RISK

     (A.) Major Customers and Vendors

          For the year ended June 30, 2007, 100% of the Company's assets were located in the PRC, 100% of the Company's revenues were derived from customers located in the PRC, and there are no customers and vendors who account for 10% or more of revenues and purchases.

     (B.) Credit Risk

          No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company's large number of transactions are on the cash basis.

26.  COMMITMENT AND CONTINGENCIES

     The Company's subsidiary, Boheng leases an office premise under a non-cancelable operating lease. These costs incurred under this operating lease are recorded as rental expense and totaled approximately $90,420, $79,948, and $22,374 for the years ended 2007, 2006, and 2005 respectively. Future minimum rental payments due under a non-cancelable operating lease until termination at November 30, 2007 are as follows:

          Years ending June 30:

                 2008                      $                30,140

27.  COMPARATIVE AMOUNTS

     Certain amounts included in prior years' consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity, or net income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on July 25, 2007, our Board of Directors accepted the resignation of Zhong Yi (Hong Kong) CPA, Company Limited ("Zhong Yi CPA"), as our principal independent registered public accounting firm. On the same date, our Board of Directors appointed Samuel H. Wong & Co., LLP, as our principal independent registered public accounting firm.

The report of Zhong Yi CPA on our financial statements for fiscal year ended June 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended June 30, 2006, and during the subsequent period through to the date of Zhong Yi CPA's resignation, there were no disagreements between us and Zhong Yi CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Zhong Yi CPA, would have caused Zhong Yi CPA to make reference thereto in their reports on our audited consolidated financial statements.

We provided Zhong Yi CPA with a copy of the Current Report on Form 8-K and has requested that Zhong Yi CPA furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Zhong Yi CPA agrees with the statements made in the Current Report on Form 8-K with respect to Zhong Yi CPA and, if not, stating the aspects with which they do not agree. We have received the requested letter from Zhong Yi CPA wherein they have confirmed their agreement to our disclosures in the Current Report with respect to Zhong Yi CPA. A copy of Zhong Yi CPA's letter was filed as an exhibit to the Current Report.

In connection with our appointment of Samuel H. Wong & Co., LLP, as our principal registered accounting firm at this time, we have not consulted with Samuel H. Wong & Co., LLP, on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

The address and telephone number of our newly appointed principal registered accounting firm is: Samuel H. Wong & Co., LLP, 400 Oyster Point Boulevard, Suite 122, South San Francisco, California 94080, telephone 415.732.1288, fax 415.
397.9028 and email SWONGCPA@AOL.COM

ITEM 9A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our Chief Executive

Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We did report on a Form 8-K the information about the change in the principal independent accountant for us from Zhong Yi (Hong Kong) C.P.A. Company Limited, Certified Public Accountants to Samuel H. Wong & Co., LLP, , which is discussed in Item 9 "Change in and Disagreement with Accountants on Accounting and Financial Disclosure", hereinabove.

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

As of the date of this Annual Report our directors and executive officers, their ages, positions held are as follows:

NAME                AGE                     POSITION WITH THE COMPANY

Xianping Wang        46       President, Chief Executive Officer, and a director

Mr. Peter Shandro resigned as a director and our Vice-President effective August 1, 2007.

Mr. Clement Wu resigned as a director and our Chief Financial Officer, Secretary and Treasurer effective August 6, 2007.

BACKGROUND OF OUR OFFICERS AND DIRECTORS

XIANPING WANG has been one of our directors since August 5, 2004 and has been our President and Chief Executive Officer since September 4, 2004. In addition, Mr. Wang is the President of Asia-Durable (Beijing) Investments Co., Ltd. from 2002 to 2004, which is a company that has successfully invested in construction and development projects as well as biotechnology research. From 1997 to 2002, Mr. Wang was the President of Beijing New Fortune Investment Co., Ltd., which is a company that has invested in real estate and other profitable projects such as Chongqing Wanli Storage Battery Co., Ltd. and Shenzhen Technology Co., Ltd. Mr. Wang helped Chongqing Wanli Storage Battery Co., Ltd. and Shenzhen Technology

Co., Ltd. to become publicly listed companies on Chinese stock markets in Shanghai and Shenzhen. Mr. Wang received an Engineering Bachelor Degree from Navy Engineering Institute in 1978 and an Economics Master Degree from Tsinghua University in 1990.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To our knowledge, during the past five years, no present or former director or executive officer: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2007.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of September 1, 2007, we do not have any members on our audit committee due to the recent resignations of Messrs. Shandro and Wu. Therefore, As of the date of this Annual Report, we have not appointed additional members to the audit committee and, therefore, the respective role of an audit committee has been conducted by our board of directors. When new members are to be appointed to the audit committee, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. Our Board of Directors considered whether our principal independent accountant was independent, and concluded that the auditor for the fiscal year ended June 30, 2007 was independent.

CODE OF ETHICS

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

DISCLOSURE COMMITTEE AND CHARTER

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.


SUMMARY COMPENSATION TABLE
                                                                    LONG TERM COMPENSATION

                                       ANNUAL COMPENSATION          AWARDS                        PAYOUTS
(A)                       (B)    (C)       (D)         (E)           (F)          (G)            (H)           (I)

                                                                  RESTRICTED   SECURITIES
                                                   OTHER ANNUAL     STOCK      UNDERLYING                    ALL OTHER
NAME AND PRINCIPAL               SALARY    BONUS   COMPENSATION    AWARD(S)    OPTIONS/SARS      LTIP       COMPENSATION
POSITION                  YEAR    ($)       ($)         ($)          ($)            (#)       PAYOUTS ($)       ($)


Xianping Wang (1)         2007   120,000     0          0              0              0          0               0
President, CEO and        2006   120,000     0          0              0              0          0               0
Director                  2005    50,000     0          0              0        475,000          0               0

Clement Wu (3)            2007    45,231     0          0              0              0          0               0
CFO, Secretary,           2006    35,625     0          0              0        150,000          0               0
Treasurer and Director

Peter Shandro (5)         2007    71,121     0          0              0              0          0               0
VP Business Strategy      2006    18,000     0          0              0         50,000          0          100,000
and Director              2005       nil                                        200,000                     warrants


(1) Mr. Xianping Wang was appointed as a director on August 5, 2004 and as our President and Chief Executive Officer on September 4, 2004.
(2) Mr. Xianping Wang was to receive $10,000 per month starting Feb. 2005. However, this amount has been accrued by Mr. Wang. Therefore, for the fiscal years ended June 30, 2007 and June 30, 2006, we have outstanding obligations of $120,000 owing to Mr. Wang each year.
(3) Mr. Clement Wu was appointed a director and our Chief Financial Officer on January 1, 2006 and as our Secretary and Treasurer on May 19, 2006. Mr. Wu resigned as a director and as our Chief Financial Officer on August 6, 2007.
(4) Mr. Clement has received $5,938 per month starting on January 1, 2006 and has received a total of $45,231as compensation for the fiscal year ended June 30, 2007.
(5) Mr. Peter Shandro was appointed a director on September 3, 2004 and as our Vice-President for Business Strategy on April 1, 2006. Mr. Shandro resigned from both positions on August 1, 2007.
(6) Mr. Peter Shandro has received a total of $71,121 as compensation for the fiscal year ended June 30, 2007. In addition, as part of Mr. Peter Shandro's compensation for acting as Vice President Business Strategy, Mr. Shandro was issued 100,000 warrants at an exercise price of $1.47 per share and having an expiry date of May 1, 2009.



No long term incentive plan awards were made to any executive officer during the fiscal year ended June 30, 2007.

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2006

The following table sets forth information as at June 30, 2007 relating to options that have been granted to the Named Executive Officers during fiscal year ended June 30, 2007:


                                                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      OPTION AWARDS                                                      STOCK AWARDS
                                                                                                                       Equity
                                                                                                         Equity        Incentive
                                                                                                         Incentive     Plan
                                                Equity                                         Market    Plan          Awards:
                                                Incentive Plan                                 Value of  Awards:       Market or
                                                Awards:                             Number     Shares    Number of     Payout Value
                    Number of    Number of      Number of                           of Shares  or Units  Unearned      of Unearned
                    Securities   Securities     Securities                          or Units   of Stock  Shares,       Shares, Units
                    Underlying   Underlying     Underlying                          of Stock   That      Units or      or Other
                    Unexercised  Unexercised    Unexercised     Option              That       Have      Other Rights  Rights That
                    Options      Options        Unearned       Exercise Option      Have Not   Not       That Have     Have Not
                    Exercisable  Unexercisable  Options        Price    Expiration  Vested     Vested    Not Vested    Vested
Name                    (#)          (#)            (#)          ($)    Date        (#)        ($)       (#)           (#)

Xianping Wang,
Chief Executive
Officer/President       -0-           -0-            -0-          --      ---         ---        ---        -0-            -0-

Clement Wu, prior
Chief Financial         -0-           -0-            -0-           --      --          --         --         -0-            -0-
Officer/Treasurer

Peter Shandro,
prior Vice
President Business
Strategy                -0-           -0-            -0-          --       --          --         --         -0-           -0-



The following table sets forth information relating to compensation paid to our directors during fiscal year ended June 30, 2007:



DIRECTOR COMPENSATION TABLE

                                                                               Change in
                                                                               Pension
                                                                               Value and
                       Fees                                 Non-Equity         Nonqualified
                       Earned or                            Incentive          Deferred                All
                       Paid in       Stock      Option      Plan               Compensation           Other
                       Cash          Awards     Awards      Compensation       Earnings            Compensation        Total
Name                     ($)          ($)         ($)             ($)              ($)                  ($)              ($)

Xianping Wang             -0-          -0-        -0-           -0-                -0-                 -0-               -0-
Clement Wu                -0-          -0-        -0-           -0-                -0-                 -0-               -0-
Peter Shandro             -0-          -0-        -0-           -0-                -0-                 -0-               -0-


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 54,638,890 shares of common stock issued and outstanding.



NAME OF BENEFICIAL                AMOUNT AND NATURE OF                                       PERCENT
OWNER                             BENEFICIAL OWNER               POSITION                    OF CLASS

Xianping Wang                      10,475,000 (1)(2)      President, Chief Executive           19.0%
B-26F Oriental Kenzo, No. 48                              Officer and a director
Dongzhimenwai, Dongcheng
District, Beijing, China

Jianmin Zhou                        8,760,865 (1)         10% beneficial owner                16.03%
South Construction St., No. 7
Qiaodong District,
Shijiazhuang, China

Hongxing Li                         4,852,135 (1)         10% beneficial owner                 8.88%
Room 702, Block 19
Capital Normal University
Haidian District, Beijing
China

Derrick Luu                         5,717,438 (1)(3)      10% beneficial owner                10.38%
12 B Merlin Champagne Town
No. 6 Liyuan St., Tianzhu
Shunyi District, Beijing
China  101312

Lily Wang                           6,119,562 (1)         10% beneficial owner                12.40%
300 Murchison Drive, #202
Millbrae, CA
94030

ALL OFFICERS AND DIRECTORS AS A
GROUP (1 PERSON)                   10,475,000 (1)(4)                                          19.02%






(1) These are restricted shares of common stock. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 54,638,890 shares issued and outstanding.

(2) This figure includes 10,000,000 shares held of record by Mr. Wang and 475,000 shares underlying stock options held by Mr. Wang, which have vested and are exercisable within sixty days from October 10, 2007.

(3) This figure includes 5,267,438 shares that are held directly by Derrick Luu and 450,000 shares underlying stock options which have vested and are exercisable within 60 days of October 10, 2007.

(4) This figure includes 10,000,000 shares that are held either directly or indirectly by Mr. Wang as well as 4750,000 shares underlying stock options held by Mr. Wang which have vested and are exercisable within 60 days of October 10, 2007.



CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
COMPENSATION

None of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction to the date of this Annual Report, or in any proposed transactions, which has materially affected or will materially affect us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

2007 - $71,693 to Zhong Yi (Hong Kong) CPA Company Limited and $57,195 Samuel Wong, CPA.

2006 - $250,000 Zhong Yi (Hong Kong) CPA Company Limited

2006 - $592,874 Ernst & Young LLP (Canada)

AUDIT RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007 - Nil to Zhong Yi (Hong Kong) CPA Company Limited and nil to Samuel Wong, CPA.

2006 - nil Zhong Yi (Hong Kong) CPA Company Limited

2006 - nil Ernst & Young LLP (Canada)

TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - nil to Zhong (Hong Kong) CPA Company Limited and nil to Samuel Wong, CPA.

2006 - nil - Zhong Yi (Hong Kong) CPA Company Limited.

2006 - nil - Ernst & Young LLP (Canada).

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - nil to Zhong Yi (Hong Kong) CPA Company Limited and nil to Samuel Wong, CPA.

2006 - nil - Zhong Yi (Hong Kong) CPA Company Limited.

2006 - nil - Ernst & young LLP (Canada).

When existing , our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit

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


                                       XINHUA CHINA LTD.


Dated: October 12, 2007                By: /s/ XIANPING WANG
                                               _________________________________
                                               Xianping Wang, President/Chief
                                               Executive Officer



Dated: October 12, 2007                By: /s/ XIANPING WANG
                                               _________________________________
                                               Xianping Wang, Acting as Interim
                                               Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.



SIGNATURES                         TITLE                               DATE

/s/ XIANPING WANG       President, Chief Executive Officer      October 12, 2007
    ______________       and a Director
    Xianping Wang