Form 10-Q
period 2007-09-30
XINHUA CHINA LTD
filed 2007-11-14
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the three-month period ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


                        COMMISSION FILE NUMBER: 000-33195


                                XINHUA CHINA LTD.
                 ______________________________________________
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             NEVADA                                              88-0437644
_________________________________                            ___________________
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


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

                  NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $0.000025 PAR VALUE
                                (TITLE OF CLASS)

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

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

          APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding             Outstanding as of November
of each of the issuer's classes of common             12, 2007
stock, as of the most practicable date:

Class
Common Stock, $0.00025 par value                        54,638,890

                                XINHUA CHINA LTD.

                                    FORM 10-Q

          PART I - FINANCIAL INFORMATION                                      5

Item 1.   Financial Statements                                                5

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7

Item 3.   Quantitative and Qualitative Discloses About Market Risk           13

Item 4.   Controls and Procedures                                            14

Item 4T.  Controls and Procedures                                            14

          PART II - OTHER INFORMATION                                        14

Item 1.   Legal Proceedings                                                  14

Item 1A.  Risk Factors                                                       14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        23

Item 3.   Defaults Upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5.   Other Information                                                  23

Item 6.   Exhibits                                                           23

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Xinhua China Ltd. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Quarterly Report on Form 10-Q that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS















                                XINHUA CHINA LTD.

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007

                             (STATED IN US DOLLARS)

                                XINHUA CHINA LTD.



CONTENTS                                                                   PAGES

Report of Registered Independent Public Accounting Firm                      F-1

Consolidated Balance Sheet                                                 F-2-3

Consolidated Statement of Income                                             F-4

Consolidated Statement of Stockholders' Equity                               F-5

Consolidated Statement of Cash Flows                                         F-6

Notes to the Financial Statements                                         F-7-20

Board of Directors and Stockholders
Xinhua China Ltd.


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying interim consolidated Balance Sheets of Xinhua China Ltd. ("the Company") as of September 30, 2007 and June 30, 2007, and the related statements of income, stockholders' equity, and cash flows for the three-months ended September 30, 2007 and 2006. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.







South San Francisco, California                     Samuel H. Wong & Co., LLP
November 3, 2007                                    Certified Public Accountants



                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2007 AND JUNE 30, 2007
                             (STATED IN US DOLLARS)

                                                         NOTES        9/30/2007        6/30/2007
                                                                     __________       __________

ASSETS
        CURRENT ASSETS
          Cash and Cash Equivalents                        4         $    3,262            2,733
          Accounts Receivable, NET                                      210,709          185,246
          Receivable from trustee                          5                  -                -
          Note receivable                                  6          1,000,000        1,000,000
          Other receivables and prepayments                7            204,054          201,186
                                                                     __________       __________
             Total Current Assets                                    $1,418,025        1,389,165


        LONG-TERM ASSETS
          Property, Plant & Equipment, NET                 8             11,133           14,094
          Note receivable, long-term portion               6            625,000          625,000
          Distribution network right, NET                                     -                -
          Goodwill, NET                                                       -                -
                                                                     __________       __________
             Total Long-term Assets                                     636,133          639,094
                                                                     __________       __________
             Total Assets                                            $2,054,158       $2,028,259
                                                                     ==========       ==========

LIABILITIES & STOCKHOLDERS' EQUITY

        LIABILITIES
          CURRENT LIABILITIES
          Accounts Payable and Accrued Liabilities         9            732,602          693,207
          Deferred revenue                                               59,659           73,427
          Current portion of loans payable                10          1,787,643        1,787,643
          Due to related parties                                              -                -
                                                                     __________       __________
             Total Current Liabilities                                2,579,904        2,554,277

          LONG-TERM LIABILITIES
          Loans Payable                                   10          1,058,261        1,058,261
          Loans from shareholders                         11          5,144,231        5,080,430
                                                                     __________       __________
             Total Long-term Liabilities                              6,202,492        6,138,691

             Total Liabilities                                        8,782,396        8,692,968
                                                                     __________       __________


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.




                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                   AS OF SEPTEMBER 30, 2007 AND JUNE 30, 2007
                             (STATED IN US DOLLARS)



                                                 NOTES           2007               2006
                                                             ____________       ____________

Minority Interest                                                       -                  -

STOCKHOLDERS' EQUITY

  Common Stock $0.0001 Par Value
  500,000,000 Shares Authorized;
  54,638,890 issued and outstanding at
  September 30, 2007 and June 30, 2007                                546                546
  Additional Paid in Capital                                   10,520,506         10,423,526
  Accumulated Other Comprehensive
  Income                                                            9,774              8,749
  Accumulated Deficit                                         (17,259,064)       (17,097,530)
                                                             ____________       ____________
      Total Stockholders' (Deficit)/Equity                     (6,728,238)        (6,664,709)
                                                             ____________       ____________

                                                             ____________       ____________
  Total Liabilities & Stockholders' Equity                   $  2,054,158       $  2,028,259
                                                             ============       ============


       SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.




                                XINHUA CHINA LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE QUARTER ENDED SEPTEMBER 30, 2007 AND 2006
                             (STATED IN US DOLLARS)


                                                        NOTE            2007              2006
                                                                     __________       ____________

REVENUE
      Revenue, NET                                                   $        -       $     50,220
      Revenue, NET - related parties                                          -                  -

COST OF SALES
      Cost of Sales, NET                                                      -             45,449
      Cost of Sales, NET - related parties                                    -                  -
                                                                     __________       ____________
         Gross Profit                                                         -              4,771

OPERATING EXPENSES
      Selling, General, and Administrative
      Expenses                                                           78,301            461,431
      Stock-based Compensation                                                -             68,665
                                                                     __________       ____________
         Total Operating Expense                                         78,301            530,096

                                                                     __________       ____________
      Loss from Operations                                              (78,301)          (525,325)
                                                                     __________       ____________

OTHER INCOME
      Interest Income                                                        11                476

OTHER EXPENSES
      Interest Expense                                                   83,243            771,076
                                                                     __________       ____________
         Loss before minority interest and income                      (161,534)        (1,295,925)

      Minority interest in net loss of
      consolidated subsidiaries                                               -                  -
                                                                     __________       ____________

Loss before Income Tax                                                 (161,534)        (1,295,925)

Income Tax                                                                    -                  -

                                                                     __________       ____________
Net Loss                                                             $ (161,534)      $ (1,295,925)
                                                                     ==========       ============

                                                                     __________       ____________
Net Loss per common share-                                           $    -0.01       $      -0.03
Basic & Diluted Earnings Per Share
                                                                     __________       ____________

Weighted Average Shares Outstanding                                  57,723,668         52,779,765
                                                                     __________       ____________


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.




                                XINHUA CHINA LTD.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   AS OF SEPTEMBER 30, 2007 AND JUNE 30, 2007
                             (STATED IN US DOLLARS)


                                      NO.                 ADDITIONAL                         OTHER
                                      OF        COMMON     PAID IN      COMPREHENSIVE    COMPREHENSIVE    ACCUMULATED
                                    SHARES      STOCK      CAPITAL      INCOME(LOSS)     INCOME(LOSS)       DEFICIT          TOTAL
                                  ___________   _____     __________     ___________        _______       ___________    __________

Balance, July 1, 2006              61,779,765     618      9,684,907     (16,470,021)        19,478       (16,489,500)   (6,784,497)
Additional Paid-in Capital                                   738,619                                                        738,619
Cancellation of outstanding
shares                            (10,000,000)   (100)                                                                         (100)
Issuance of shares to Highgate      2,859,125      28                                                                            28
Foreign Currency translation                                                 (10,729)       (10,729)                        (10,729)
Net Loss for year                                                           (608,030)                        (608,030)     (608,030)
                                  ___________   _____     __________     ___________        _______       ___________    __________
Balance, June 30, 2007             54,638,890     546     10,423,526     (17,088,780)         8,749       (17,097,530)   (6,664,709)
                                  ===========   =====     ==========     ===========        =======       ===========    ==========

Balance, July 1, 2007              54,638,890     546     10,423,526     (17,088,780)         8,749       (17,097,530)   (6,664,709)
Additional Paid-in Capital:
o        Imputed interest from
     Shareholder                                              83,281                                                         83,281
o        Deferred Revenue
     amortized as interest                                    13,699                                                         13,699
                                                          __________                                                     ___________
                                                              96,980                                                         96,980
Foreign Currency translation                                                   1,025          1,025                           1,025
Net Loss for year                                                           (161,534)                                      (161,534)
                                  ___________   _____     __________     ___________        _______       ___________    __________
Balance, September 30, 2007        54,638,890     546     10,520,506     (17,249,289)         9,774       (17,259,064)   (6,728,238)
                                  ===========   =====     ==========     ===========        =======       ===========    ==========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.





                                XINHUA CHINA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE QUARTER ENDED SEPTEMBER 30, 2007 AND 2006
                             (STATED IN US DOLLARS)

                                                                                9/30/2007          6/30/2007
                                                                               ____________       ____________

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Loss                                                                $   (161,534)      $ (1,295,925)
       Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation                                                                 822            12,182
            Stock-based compensation                                                       -            68,665
            Net gain on deconsolidation of a subsidiary                                    -                 -
            Amortization of deferred imputed interest                                 13,768           677,898
            Imputed interest expense                                                  83,213            93,178
            Allowance for doubtful accounts                                                -                 -
            Loss on Vancouver office discontinuation                                       -                  -

       Changes in assets and liabilities:
            Decrease/(Increase) Accounts receivable                                 (25,463)                 -
            Decrease/(Increase) Note Receivable                                            -                 -
            Decrease/(Increase) Other receivables and prepayments                    (2,868)         (232,870)
            Decrease/(Increase) Accounts Payable and accrued liabilities              39,395            19,183
            Decrease/(Increase) in Deferred Revenue Inventory                       (13,768)                 -
                                                                               ____________       ____________
       Net Cash Used in Operating Activities                                     (2,908,974)         (657,689)
                                                                               ____________       ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash acquired in connection with acquisition of Xinhua C&D                          -                 -
       Deposits received from disposal of a subsidiary                                     -           252,982
       Advances to trustee                                                                 -                 -
       Purchase of plant and equipment                                                     -           (9,681)
                                                                               ____________       ____________
       Net Cash Used in Investing Activities                                               -           243,301
                                                                               ____________       ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
       Contribution from minority interests of Xinhua C&D                                  -                 -
       Common Stocks issued for cash                                                       -                 -
       Proceeds from convertible debenture                                                 -                 -
       Repayment of Loan Payable                                                           -                 -
       Loans from shareholders                                                        63,801           498,665
                                                                               ____________       ____________
       Net Cash Provided by Financing Activities                                      63,801           498,665
                                                                               ____________       ____________


NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS FOR THE YEAR                          529            82,562

EFFECT OF CURRENCY TRANSLATION                                                       (3,163)           (1,715)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                           2,733           224,192

                                                                               ____________       ____________
CASH & CASH EQUIVALENTS AT END OF YEAR                                             $  3,262        $  306,754
                                                                               ============       ============

Cash paid for interest expenses                                                          30                  -
                                                                               ============       ============


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


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

     As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98% (note 4). Subsequent to the deconsolidation of Xinhua C&D, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. ("Joannes"). Details of the Company's subsidiaries as of September 30, 2007 are described below: -


                                            PLACE OF
                                          INCORPORATION                                       PARTICULARS OF        EFFECTIVE
                                           AND KIND OF            PRINCIPAL ACTIVITIES       ISSUED/REGISTERED      INTEREST
                NAME                      LEGAL ENTITY           AND PLACE OF OPERATION        SHARE CAPITAL          HELD
     ___________________________     _______________________     ______________________     _________________       _________

     Pac-Poly Investment Ltd.        British Virgin Islands,     Investment holding,PRC     10,000,000 ordinary       100%
                                     a company with limited                                 shares of US$1 par
                                     liability                                              value

     Beijing Joannes Information     PRC, a company with         Sales and distribution     Registered capital        100%
     Technology Co., Ltd.            limited liability           of books, PRC              US$1,250,000



                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


2.   GOING CONCERN UNCERTAINTIES

     These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

     As of September 30, 2007, the Company had no working capital but current liabilities exceeding current assets by $1,161,879, a negative operating cash flow of $66,435 and an accumulated deficit of $17,259,064 due to the fact that the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2008. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


     (H.) PROPERTY, PLANT, AND EQUIPMENT, NET

          Property, plant, and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

               ASSET CLASSIFICATION                   DEPRECIABLE LIFE
               ____________________                   ________________

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


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

          Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations. EITF No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the quarter ended September 30, 2007, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


     (O.) ADVERTISING EXPENSES

          The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "REPORTING FOR ADVERTISING COSTS". For the year ended September 30, 2007, advertising expenses amount to zero.

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

     (R.) LOSS PER SHARE

          The Company calculates loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 54,638,890 shares of common stock at September 30, 2007 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise 7f outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


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

          EXCHANGE RATES                             9/30/2007     9/30/2006
                                                     _________     _________

          Period end RMB : US$ exchange rate           7.5176       7.9168
          Average period RMB : US$ exchange rate       7.6757       7.9771

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


          The Company has issued stock options to directors, officers, employees, and consultants. As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

          Detailed movement of stock-based compensation has been disclosed in the note 14 to consolidated financial statements. No options were granted during the three months ended September 30, 2007.

     (X.) CONVERTIBLE DEBENTURE ISSUED WITH STOCK PURCHASE WARRANTS

          The Company accounts for the issuance of and modifications to the convertible debt issued with stock purchase warrants in accordance with APB No. 14, ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS , EITF No. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and EITF No. 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS and SFAS No. 15, ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURINGS.

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

               o Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of September 30, 2006.

               o The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives is included in interest expense in the accompanying consolidated statements of operations.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


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

4.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include the following for the purposes of the cash flow statement:

                              9/30/2007       9/30/2006
                              _________       _________

          Cash at banks       $   3,262       $   2,733
                              =========       =========

5.   RECEIVABLE FROM A TRUSTEE

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

     The balance is unsecured, interest-free, and repayable within twelve months. Eventually this account proves to be irrecoverable after pursuing collection. An allowance for loss of $1,500,000 was provided in the financial statements of September 30, 2007.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


6.   NOTE RECEIVABLE

     The amount represents the sales proceeds receivable from the disposal of Boheng. Pursuant to the Disposal Agreement the sales proceeds are receivable in 5 installments and are due in full, no later than July 31, 2008.

     SCHEDULED RECEIPT DATE                 APPROXIMATELY       EQUAL TO RMB
     ______________________                 _____________       ____________

     March 10, 2007                          $   250,000          2,000,000
     September 30, 2007                          375,000          3,000,000
     October 31, 2007                            375,000          3,000,000
     January 31, 2008                            250,000          2,000,000
     July 31, 2008                               625,000          5,000,000
                                             ___________         __________

     Total                                   $ 1,875,000         15,000,000
     Less: Paid                                 (250,000)        (2,000,000)
                                             ___________         __________

     Balance at September 30, 2007           $ 1,625,000         13,000,000
                                             ___________         __________

     The schedule payment of $375,000 on June 30, 2007 was still unpaid through September 30, 2007. The balance is unsecured and interest-free. The Company calculated the imputed interest income of $87,195 at the current effective rate of 4.82% per annum and reduced from the gain on disposal of a subsidiary. The amount is recognized as deferred revenue and will be amortized as interest income over the terms of repayment period.

7.   OTHER RECEIVABLES AND PREPAYMENT

                                              9/30/2007          6/30/2007
                                             ___________         __________

     Advances to employee                     $       -          $       -
     Goods and service tax receivable                 -                  -
     Other receivables                                -                  -
     Prepayments                                204,054            201,186
                                              _________          _________
                                              $ 204,054          $ 201,186
                                              =========          =========

     The carrying amounts of other receivables approximate their fair value.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


8.   PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment consist of the following:

                                              9/30/2007          6/30/2007
                                              _________          _________

     Land Use Right                           $       -          $       -
     Buildings                                        -                  -
     Equipment and machinery                     36,789             38,928
     Motor vehicles                                   -                  -
     Leasehold Improvement                            -                  -
                                              _________          _________
                                                 36,789             38,928
     Less: Accumulated Depreciation              25,656             24,834
                                              _________          _________
                                              $  11,133          $  14,094
                                              =========          =========

     Depreciation expense for the quarter ended September 30, 2007, was $822.

9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of September 30, 2007 consist of the following:

                                              9/30/2007          6/30/2007
                                              _________          _________

     Accounts payable                         $ 732,602          $ 693,207
                                              _________          _________

                                              $ 732,602          $ 693,207
                                              =========          =========


10.  LOANS PAYABLE/CONVERTIBLE DEBENTURE

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

                                                 CONVERSION OF
     PAYMENT DATE             CASH PAYMENT         DEBENTURE
     __________________       ____________       _____________

     March 10, 2007           $    250,000           250,000
     September 30, 2007            375,000           375,000
     October 31, 2007              375,000           375,000
     January 31, 2008              250,000           250,000
     July 31, 2008                 625,000           625,000
                              ____________         _________
                              $  1,875,000         1,875,000
                              ============         =========

     As of September 30, 2007, the Company paid $250,000 for the payment due March 10, 2007 and the creditors exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007 respectively Loans Payable outstanding as of September 30, 2007 amount to $2,845,904 of which $1,787,643 and $1,058,261 attributed to current portion and long-term respectively.

11.  LOANS FROM SHAREHOLDERS

     The outstanding amounts represent cash advanced from shareholders of the Company.

     These shareholders' loans are unsecured and not repayable within the next twelve months. For the quarter ended September 30, 2007, there was $83,213 imputed interest recorded.

12.  INCOME TAX

     The Company is subject to US taxes at 35%. Pac-Poly is a BVI company and is not subject to income taxes. Xinhua C&D and Boheng are subject to income taxes in The PRC. Pursuant to the PRC Income Tax Laws, the subsidiaries are generally subject to enterprise income tax ("EIT") at a statutory rate of 33% (30% national income tax plus 3% local income tax).

     Neither the Company nor its subsidiaries had any assessable income for the period and so neither provision nor benefit for EIT was recorded for the quarter ended September 30, 2007.

     Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years' taxable income.

     As of September 30, 2007,  valuation  allowance of $873,110 was provided to
     the  deferred  tax  assets  due  to  the  uncertainty   surrounding   their
     realization.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007
                             (STATED IN US DOLLARS)


13.  CHINA CONTRIBUTION PLAN

     Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to pay for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $ 6,483 for the quarter ended September 30, 2007.

14.  STATUTORY RESERVES

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

15.  CONCENTRATION OF RISK

     (A.) Major Customers and Vendors

          100% of the Company's revenues were derived from customers located in the PRC, and there are no customers and vendors who account for 10% or more of revenues and purchases. The Company's assets are all located in the PRC.

     (B.) Credit Risk

          There are no concentrations of credit risk because the Company, while in operation, entered into large number of cash sale transactions without deploying financial instruments, which may potentially drive to significant concentrations.

16.  COMMITMENT AND CONTINGENCIES

     The Company leases an office premise under a non-cancelable operating lease. The cost incurred under this operating lease is recorded as rental expense and totaled $18,084 for the quarter ended September 30, 2007. Future minimum rental payments due under a non-cancelable operating lease until termination at November 30, 2007 are $12,052.

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

As of the date of this Quarterly Report, we are a company establishing ourselves as a leader in the digital media industry. As discussed below, we have refocused our strategic business operation plans to maximize our strategic position in the publishing industry. Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refer to Xinhua China Ltd.

SUBSIDIARIES

         PAC-POLY INVESTMENTS LIMITED

As of the date of this Quarterly Report, we hold of record 100% of the total issued and outstanding shares of Pac-Poly Investments Limited ("Pac-Poly"), which is our wholly-owned subsidiary. Pac-Poly is an investment holding company. We maintain a 7.98% effective interest in Xinhua C&D through Pac-Poly.

         BEIJING JOANNES INFORMATION TECHNOLOGY CO. LT.

On May 9, 2006, we formed Beijing Joannes Information Technology Co. Lt. ("Beijing Joannes"), as our Chinese wholly owned subsidiary, to launch a digital media content initiative. We held of record 100% of the total issued and outstanding shares of Beijing Joannes. Beijing Joannes was formed for the purpose of launching a digital media content initiative with the web site branded www.geepip.com. The business focus is building online communities with connectivity to an ecommerce engine, which allows for the online purchase of e-books, e-audio, and computer games. Hard copies of books can also be purchase through the portal. A unique customer loyalty program and digital redemption or trade-in strategy will be a market differentiator.

RECENT BUSINESS OPERATIONS

DIVESTURE OF  INTEREST IN XINHUA CIRCULATION & DISTIRBUTION

Pursuant to the terms and provisions of an investment agreement (the "Investment Agreement") among our two subsidiaries Pac-Poly and Beijing Boheng and Xinhua Bookstore (Main Store) ("Xinhua Bookstore"), we acquired a 57.67% interest in the publication distribution business in the People's Republic of China. Xinhua Bookstore transferred the publication distribution business into a newly formed

Chinese company called Xinhua Circulation & Distribution ("Xinhua C&D"). Xinhua C&D is presently primarily a book distribution enterprise. As of May 31, 2006, we reduced our ownership interest in Xinhua C&D to 7.98%. We had originally intended to help guide Xinhua C&D through the modernization and growth of its systems and distribution strategies. Realizing the large investment in real estate, equipment, fixed assets requirements to achieve modernization and growth, as well as the shifting of reading habits to a digital format and a dynamic and growing digital youth (age 12-25) comprising over 50% of the population, our management, after very careful consideration, effective May 31, 2006, revised our business focus to instead concentrate on the growing opportunity in online content distribution, co-publishing, and digital rights management. While executing this strategy, we will continue to maximize our strategic position in the publishing industry by utilizing the connections and channels we have established as a result of our interest in Xinhua C&D. As a result of the decision to focus on digital media and co-publishing, we were able to renegotiate our financial commitment to Xinhua C&D and eliminate the requirement to invest a further $16,700,000 into Xinhua C&D to build their new distribution warehouse along with all other obligations related to the long term leasing of approximately 128 acres of land on which the warehouse was to be built. This change reduced our equity interest in Xinhua C&D to 7.98%.

RESULTS OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the three-month period ended September 30, 2007 and 2006, which financial statements are included elsewhere in this Quarterly Report.

                                     FOR QUARTER ENDED        FOR QUARTER ENDED
                                     SEPTEMBER 30, 2007       SEPTEMBER 30, 2006
                                        (UNAUDITED)              (UNAUDITED)

Net Sales                               $        0               $    50,220
Loss from Operations                       (78,301)                 (525,325)
Loss from Operations per Share               -0.01                     -0.03
Total Assets                             2,054,158                 2,227,860
Total Liabilities                        8,782,396                10,148,253

RESULTS OF OPERATION

FOR QUARTER ENDED  SEPTEMBER  30, 2007  COMPARED TO QUARTER ENDED  SEPTEMBER 30,
2006.

         REVENUES AND GROSS MARGIN

We had net sales of $-0- for the quarter ended September 30, 2007 compared to net sales of $4,771 for the quarter ended September 30, 2006, after taking into account cost of sales. Net sales decreased substantially due to the divesture of our interest in Xinhua C& D.

         COST OF SALES

Our cost of sales for the quarter ended September 30, 2007 was $-0- compared to cost of sales of $45,449 for the quarter ended September 30, 2006. Cost of sales consisted of purchased costs to publishers and depreciation of property, plant and equipment. Cost of sales decreased proportionately with the decrease in revenues to $-0- during the quarter ended September 30, 2007 compared with the quarter ended September 30, 2006 due to the divesture of our interest in Xinhua C&D.

         OPERATING EXPENSES

Our total operating expenses were $78,301 for the quarter ended September 30, 2007 as compared to total operating expenses of $530,096 for the quarter ended September 30, 2006. The decrease in operating expenses during the quarter ended September 30, 2007 as compared September 30, 2006 was due to the corresponding decrease in net revenues. Selling, general and administrative expenses decreased based on a substantial decrease in stock-based compensation. Stock-based compensation decreased from $68,665 during the quarter ended September 30, 2006 to $-0- during the quarter ended September 30, 2007. Stock-based compensation expense is attributable to the valuation of our Stock Option Plan under the fair value method in accordance with SFAS No. 123. Selling, general and administrative expenses decreased from $461,431 during the quarter ended September 30, 2006 to $78,301 during the quarter ended September 30, 2007. This primarily resulted from the decrease of fees to our consultants and professionals in relation to our fund raising and issuance of convertible debentures primarily to Cornell Capital LLC and other legal and financial matters.

         INTEREST

We incurred $83,243 in interest expense during the quarter ended September 30, 2007 as compared to $771,076 incurred as interest expense during the quarter ended September 30, 2006. Interest expense incurred consisted primarily of interest charged on loans from related parties.

We incurred a net loss of ($161,534) for the quarter ended September 30, 2007 compared to a net loss of ($1,295,925) incurred during the quarter ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

QUARTER ENDED SEPTEMBER 30, 2007

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the quarter ended September 30, 2007, our current assets were $1,418,025 and our current liabilities were $2,579,904, resulting in a working capital deficit of $1,161,879. As at the quarter ended September 30, 2007, current assets were comprised of: (i) $3,262 in cash and cash equivalents; (ii) $210,709 in net accounts receivable; (iii) $1,000,000 in note receivable; and (iv) $204,054 in other receivables and prepayments. The note receivable represents the sales proceeds of $1,875,000, of which $250,000 has been paid, from the disposal of Beijing Boheng in accordance with the terms and provisions of the disposal agreement. The sales proceeds are receivable in five installments and are due in full no later than July 31, 2008. As at the quarter ended September 30, 2007, our current liabilities were comprised of: (i) $732,602 in accounts payable and accrued liabilities; (ii) $1,787,643 in current portion of loans payable; and (iii) $59,659 in deferred revenue. See " - Material Commitments."

As at the quarter ended September 30, 2007, our total assets were $2,054,158 comprised of: (i) $1,418,025 in current assets; (ii) $625,000 in long-term portion of note receivable; and (iii) $11,133 in net property, plant and equipment. The slight increase in total assets during the quarter ended September 30, 2007 from fiscal year ended June 30, 2007 was primarily due to the note receivable.

As at the quarter ended September 30, 2007, our total liabilities were $8,782,396 comprised of: (i) $2,579,904 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $5,144,231 in loans from shareholders. The slight increase in total liabilities during the quarter ended September 30, 2007 from fiscal year ended June 30, 2007 was primarily due to the increase in loans from shareholders and in accounts payable and accrued liabilities.

Stockholders'   deficit  increased  from  ($6,664,709)  for  June  30,  2007  to
($6,728,238) for September 30, 2007.

         OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the quarter ended September 30, 2007, net cash flow used in operating activities was ($2,908,974). Net cash flow used in operating activities during the quarter ended September 30, 2007 consisted primarily of a net loss of ($161,534) adjusted by $83,213 in imputed interest expense and $13,768 in amortization of deferred imputed expense. Changes in assets and liabilities consisted of an increase of $25,463 in account receivable, $139,395 in accounts payable and accrued liabilities, $13,768 in deferred revenue inventory and $2,868 in other receivables and prepayments.

         INVESTING ACTIVITIES

During the quarter ended September 30, 2007, net cash flow used in investing activities was $-0-compared to net cash flow used in investing activities of ($243,301) for the quarter ended September 30, 2006. Net cash flow used in investing activities during the quarter ended September 30, 2006 was primarily the result of $252,982 in deposits received from disposal of the subsidiary.

         FINANCING ACTIVITIES

During the quarter ended September 30, 2007, net cash flow from financing activities was $63,801 compared to net cash flow from financing activities of $498,665 for the quarter ended September 30, 2006. Net cash flow from financing activities during the quarter ended September 30, 2007 pertained primarily to $63,801 received as proceeds from loan from shareholders.

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

The payment plan under the Forbearance and Settlement Agreement is as follows:

                                               Conversion of
     Payment Date           Cash Payment         Debenture
     ________________       ____________       _____________

     March 10, 2007         $    250,000           250,000
     June 30, 2007               375,000           375,000
     October 31, 2007            375,000           375,000
     January 31, 2008            250,000           250,000
     July 31, 2008               625,000           625,000
                            ____________         _________
                            $  1,875,000         1,875,000
                            ============         =========

As of September 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares of our common stock on March 1, 2007 and 125,000 shares on April 18, 2007, respectively, pursuant to exercise rights.

LOANS FROM SHAREHOLDERS

During fiscal year 2007/8, a material commitment for us relates to the loans from shareholders. The outstanding amount of $5,144,231 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For the quarter ended September 30, 2007, we calculated imputed interest expense of $83,213 in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements.

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

ITEM 4. CONTROLS AND  PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

WE HAVE INCURRED LOSSES AND SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. We have incurred a net loss of ($161,534) for the quarter ended September 30, 2007. We had a working capital deficit of $1,161,879 and shareholders' deficit of $6,728,238 as of September 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern. The auditors' report in our financial statements as at fiscal year ended June 30, 2007 includes an explanatory paragraph that states that we have generated net losses and have a shareholders' deficit factors which raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:
(i) operating costs may be more than we currently anticipate; or (ii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our current liabilities were $2,579,904 as of September 30, 2007 of which approximately $1,787,643 is due within the next year unless extended. Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year. We have $6,202,492 in long term debt of which $1,250,000 is due on or before November 23, 2010 and $2,000,000 is due on or before March 23, 2011 in connection with recent convertible debenture financings with Highgate House Funds, Ltd. and Cornell Capital Partners, LP.

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

EXCHANGE RATE FLACTUATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit

31.1        Certification under Rule 13a-14(a).
31.2        Certification under Rule 13a-14(a).
32.1        Certification under Section 1350.
32.2        Certification under Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               XINHUA CHINA LTD.


Dated: November 13, 2007                       By: /s/ XIANPING WANG
                                                   ___________________________
                                                       Xianping Wang
                                                       President
                                                       Chief Executive Officer



Dated: November 13, 2007                       By: /s/ XIANPING WANG

                                                   ___________________________
                                                       Xianping Wang
                                                       Acting as Interim
                                                       Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.


SIGNATURES              TITLE                                  DATE


/s/ XIANPING WANG       President, Chief Executive Officer     November 13, 2007
_________________       and a Director
    Xianping Wang