Form 10-Q
period 2007-12-31
XINHUA CHINA LTD
filed 2008-02-19
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the six-month period ended December 31, 2007


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


             SUITE 304, BUILDING #1, YUANJIA INTERNATIONAL APARTMENT
                    NO. 40 DONGZHONG ST., DONGCHENG DISTRICT
                                 BEIJING 100027
                           PEOPLE'S REPUBLIC OF CHINA
             _______________________________________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 86-10-64168816
                           ___________________________
                           (ISSUER'S TELEPHONE NUMBER)


                        7A-11 CHANWAI MEN PROEPRTY TRADE
                             CENTER OFFICE BUILDING
                          NO. 26 CHAOYANMEN WEI STREET
                           CHAOYANG DISTRICT, BEIJING
                           PEOPLE'S REPUBLIC OF CHINA
________________________________________________________________________________
(FORMER NAME,FORMER ADDRESS AND FORMER FISCAL YEAR,IF CHANGED SINCE LAST REPORT)


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

Indicate the number of shares  outstanding   Outstanding as of February 19, 2008
of each of the issuer's classes of common
stock, as of the most practicable date:
Class
Common Stock, $0.00025 par value                        54,638,890

                                XINHUA CHINA LTD.

                                    FORM 10-Q

           PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                               5

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

Item 3.    Quantitative and Qualitative Discloses About Market Risk          15

Item 4.    Controls and Procedures                                           15

Item 4T.   Controls and Procedures                                           16

           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 16

Item 1A.   Risk Factors                                                      16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       25

Item 3.    Defaults Upon Senior Securities                                   25

Item 4.    Submission of Matters to a Vote of Security Holders               25

Item 5.    Other Information                                                 25

Item 6.    Exhibits                                                          25

Signatures                                                                   26

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

                                December 31, 2007

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

Notes to the Financial Statements                                         F-7-19

Board of Directors and Stockholders
Xinhua China Ltd.

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying interim consolidated Balance Sheets of Xinhua China Ltd. ("the Company") as of December 31, 2007 and June 30, 2007, and the related statements of income, stockholders' equity, and cash flows for the six months and three months ended December 31, 2007 and 2006. These interim consolidated financial statements are the responsibility of the Company's management.

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







South San Francisco, California                        Samuel H. Wong & Co., LLP
January 11, 2008                                    Certified Public Accountants



                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2007 AND JUNE 30, 2007
                             (STATED IN US DOLLARS)

                                                            NOTES              12/31/2007              6/30/2007
                                                                              ____________            ___________

ASSETS
        CURRENT ASSETS
          Cash and Cash Equivalents                                                 20,009                  2,733
          Accounts Receivable, net                                                 252,980                185,246
          Receivable from trustee                                                        -                      -
          Note receivable                                     4                  1,625,000              1,000,000
          Other receivables and prepayments                                        209,732                201,186
                                                                              ____________            ___________
             Total Current Assets                                                2,107,721              1,389,165

        LONG-TERM ASSETS
          Property, Plant & Equipment, net                    5                     68,571                 14,094
          Note receivable, long-term portion                  4                          -                625,000
          Distribution network right, net                                                -                      -
          Goodwill, net                                                                  -                      -
                                                                              ____________            ___________
             Total Long-term Assets                                                 68,571                639,094

                                                                              ____________            ___________
             Total Assets                                                     $  2,176,292            $ 2,028,259
                                                                              ============            ===========

LIABILITIES & STOCKHOLDERS' EQUITY

        LIABILITIES
          CURRENT LIABILITIES
          Accounts Payable and Accrued Liabilities                                 844,710                693,207
          Deferred revenue                                                          45,892                 73,427
          Current portion of loans payable                     6                 2,012,643              1,787,643
          Due to related parties                                                         -                      -
                                                                              ____________            ___________
             Total Current Liabilities                                           2,903,245              2,554,277

          LONG-TERM LIABILITIES
          Loans Payable                                        6                 1,058,261              1,058,261
          Loans from shareholders                              7                 4,942,218              5,080,430
                                                                              ____________            ___________
             Total Long-term Liabilities                                         6,000,479              6,138,691

             Total Liabilities                                                   8,903,724              8,692,968
                                                                              ____________            ___________


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS




                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                    AS OF DECEMBER 31, 2007 AND JUNE 30, 2007
                             (STATED IN US DOLLARS)



                                                      NOTES                    12/31/2007             6/30/2007
                                                                              ____________            ___________

Minority Interest                                                                        -                      -

STOCKHOLDERS' EQUITY

  Common Stock $0.0001 Par Value
  500,000,000 Shares Authorized;
  54,638,890 issued and outstanding at
  December 31, 2007 and June 30, 2007                                                  546                    546
  Additional Paid in Capital                                                    10,636,953             10,423,526
  Accumulated Other Comprehensive
  Income                                                                            43,049                  8,749
  Accumulated Deficit                                                          (17,407,980)           (17,097,530)
                                                                              ____________            ___________
      Total Stockholders' (Deficit)/Equity                                      (6,727,432)            (6,664,709)
                                                                              ____________            ___________

                                                                              ____________            ___________
  Total Liabilities & Stockholders' Equity                                       2,176,292            $ 2,028,259
                                                                              ============            ===========









               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS




                                XINHUA CHINA LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                             (STATED IN US DOLLARS)

                                                                    SIX MONTHS ENDED DECEMBER 31,    THREE MONTHS ENDED DECEMBER 31,
                                                         NOTE            2007           2006                2007            2006
                                                                      __________     __________          __________      __________

REVENUE
      Revenue, net                                                             -        152,655                   -         102,435
      Revenue, net - related parties                                           -              -                   -               -

COST OF SALES
      Cost of Sales, net                                                       -        144,386                   -          98,937
      Cost of Sales, net - related parties                                     -              -                   -               -
                                                                      __________     __________          __________      __________
         Gross Profit                                                          -          8,269                   -           3,498

OPERATING EXPENSES
      Selling, General, and Administrative
      Expenses                                                           170,754        739,919              90,720         278,488
      Stock-based Compensation                                                 -        135,480                   -          66,815
                                                                      __________     __________          __________      __________
         Total Operating Expense                                         170,754        875,399              90,720         345,303

                                                                      __________     __________          __________      __________
      Loss from Operations                                             (170,754)      (867,130)            (90,720)       (341,805)
                                                                      __________     __________          __________      __________

OTHER INCOME
      Interest Income                                                     13,800            477              13,789               -
      Gain on debt restructuring                                               -      1,275,132                   -       1,275,132
      Gain on disposal of a subsidiary                                         -      2,155,519                   -       2,155,519

OTHER EXPENSES
      Interest Expense                                                   229,750        859,802             146,507          88,725
                                                                      __________     __________          __________      __________
         Loss before minority interest and income                      (386,704)      1,704,196           (225,170)       3,000,121

      Minority interest in net loss of
      consolidated subsidiaries                                                -              -                   -               -
                                                                      __________     __________          __________      __________

Loss before Income Tax                                                 (386,704)      1,704,196           (225,170)       3,000,121

Income Tax                                                                     -              -                   -               -

                                                                      __________     __________          __________      __________
Net Loss                                                               (386,704)      1,704,196           (225,170)       3,000,121
                                                                      ==========     ==========          ==========      ==========

Net Loss per common share-
         -Basic                                                           (0.01)           0.03                0.00            0.06
                                                                      ==========     ==========          ==========      ==========
         -Diluted                                                         (0.01)           0.03                0.00            0.05
                                                                      ==========     ==========          ==========      ==========

Weighted Average Shares Outstanding
         -Basic                                                       57,723,668     52,279,765          57,723,668      51,779,765
                                                                      ==========     ==========          ==========      ==========
         -Diluted                                                     57,723,668     58,293,110          57,723,668      57,793,110
                                                                      ==========     ==========          ==========      ==========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS



                                XINHUA CHINA LTD.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    AS OF DECEMBER 31, 2007 AND JUNE 30, 2007
                             (STATED IN US DOLLARS)

                                     NO.                ADDITIONAL                       OTHER
                                     OF        COMMON    PAID IN     COMPREHENSIVE   COMPREHENSIVE   ACCUMULATED
                                   SHARES       STOCK    CAPITAL      INCOME(LOSS)    INCOME(LOSS)     DEFICIT         TOTAL
                                  ____________________________________________________________________________________________

Balance, July 1, 2006             61,779,765     618     9,684,907    (16,470,021)       19,478      (16,489,500)   (6,784,497)
Additional Paid-in Capital                                 738,619                                                     738,619
Cancellation of outstanding
shares                           (10,000,000)   (100)                                                                     (100)
Issuance of shares to Highgate     2,859,125      28                                                                        28
Foreign Currency translation                                              (10,729)      (10,729)                       (10,729)
Net Loss for year                                                        (608,030)                      (608,030)     (608,030)
                                  ____________________________________________________________________________________________
Balance, June 30, 2007            54,638,890     546    10,423,526    (17,088,780)        8,749      (17,097,530)   (6,664,709)
                                  ============================================================================================

Balance, July 1, 2007             54,638,890     546    10,423,526    (17,088,780)        8,749      (17,097,530)   (6,664,709)
Additional Paid-in Capital:
   o Imputed interest from
     Shareholder                                           186,029                                                     186,029
   o Deferred Revenue
     amortized as interest                                  27,398                                                      27,398
                                                        __________                                                  __________
                                                           226,981                                                     226,981
Foreign Currency translation                                               34,300        34,300                         34,300
Net Loss for year                                                        (310,450)                      (310,450)     (310,450)
                                  ____________________________________________________________________________________________
Balance, December 31, 2007        54,638,890     546    10,636,953    (17,364,930)       43,049      (17,407,980)   (6,727,432)
                                  ============================================================================================


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS



                                XINHUA CHINA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
                             (STATED IN US DOLLARS)

                                                                                  12/31/2007        12/31/2006
                                                                                  __________       ___________

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Loss                                                                   $ (310,450)      $ 1,704,196
       Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation                                                               2,554            24,060
            Stock-based compensation                                                       -           135,480
            Net gain on deconsolidation of a subsidiary                                    -                 -
            Amortization of deferred imputed interest                                 13,768           677,898
            Imputed interest expense                                                 199,659           123,539
            Gain on disposal of a subsidiary                                               -        (2,155,519)
            Gain on debt restructuring                                                     -        (1,275,132)

       Changes in assets and liabilities:
            Decrease/(Increase) Accounts receivable                                  (67,734)         (138,820)
            Decrease/(Increase) Other receivables and prepayments                     (8,546)         (158,320)
            Decrease/(Increase) Accounts Payable and accrued liabilities             151,503           101,881
            Decrease/(Increase) in Deferred Revenue Inventory                        (27,535)                -
                                                                                  __________       ___________
       Net Cash Used in Operating Activities                                         (46,781)         (960,737)
                                                                                  __________       ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
       Deposits received from disposal of a subsidiary                                     -           252,982
       Purchase of plant and equipment                                               (57,031)          (11,551)
                                                                                  __________       ___________
       Net Cash Used in Investing Activities                                         (57,031)          241,431
                                                                                  __________       ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
       Loans from shareholders                                                        86,788           675,702
                                                                                  __________       ___________
       Net Cash Provided by Financing Activities                                      86,788           675,702
                                                                                  __________       ___________


NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS FOR THE YEAR                      (17,024)          (57,057)

EFFECT OF CURRENCY TRANSLATION                                                        34,300           (13,453)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                           2,733           224,192

                                                                                  __________       ___________
CASH & CASH EQUIVALENTS AT END OF YEAR                                            $   20,009       $   167,135
                                                                                  ==========       ===========

Cash paid for interest expenses                                                            -                 -
                                                                                  ==========       ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


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

         Details of the Company's subsidiaries as of December 31, 2007 are described below: -



                                                Place of
                                              incorporation                                 Particulars of       Effective
                                               and kind of         Principal activities    issued/registered      interest
                      Name                    legal entity        and place of operation     share capital          held
          _________________________________________________________________________________________________________________

           Pac-Poly Investment Ltd.       British Virgin Islands,    Investment holding,   10,000,000 ordinary       100%
                                          a company with limited            PRC            shares of US$1 par
                                                liability                                  value
           _________________________________________________________________________________________________________________

           Beijing Joannes Information       PRC, a company with          Sales and        Registered capital        100%
           Technology Co., Ltd.               limited liability        distribution of     US$1,250,000
                                                                         books, PRC
           _________________________________________________________________________________________________________________


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


2.       GOING CONCERN UNCERTAINTIES

         These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

         As of December 31, 2007, the Company had no working capital but current liabilities exceeding current assets by $795,524, a negative operating cash flow of $46,781 and an accumulated deficit of $17,407,980 due to the fact that the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2008. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


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

               Asset Classification              Depreciable Life
               ____________________              ________________

               Land Use right                         50 years
               Buildings                              50 years
               Equipment and machinery               5-8 years
               Motor vehicles                       8-10 years
               Leasehold improvement                   2 years

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


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

         Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations. EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the quarter ended December 31, 2007, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


(O.)     Advertising Expenses

         The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Advertising Costs". For the year ended December 31, 2007, advertising expenses amount to zero.

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

(R.)     Loss Per Share

         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 54,638,890 shares of common stock at December 31, 2007 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise 7f outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


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

             Exchange Rates                             12/31/2007     6/30/2007
             ______________                             __________     _________

             Period end RMB : US$ exchange rate           7.3141        7.6248
             Average period RMB : US$ exchange rate       7.5063        7.8160

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


         The Company has issued stock options to directors, officers, employees, and consultants. As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

         No options were granted during the three months ended December 31, 2007.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


(Y.)     Recently Issued Accounting Standard

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

3.       RECEIVABLE FROM A TRUSTEE

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


         the date of the Agreement. As of September 30, 2006, the effectiveness of the Project Company is subject to the approval of Chinese government to enter into co-publishing arrangements with foreign publishers.

         The balance is unsecured, interest-free, and repayable within twelve months. Eventually this account proves to be irrecoverable after pursuing collection. An allowance for loss of $1,500,000 was provided in the financial statements of December 31, 2007.

4.       NOTE RECEIVABLE

         The amount represents the sales proceeds receivable from the disposal of Boheng. Pursuant to the Disposal Agreement, the sales proceeds are receivable in 5 installments and are due in full, no later than July 31, 2008.

         SCHEDULED RECEIPT DATE           APPROXIMATELY     EQUAL TO RMB

         March 10, 2007                    $   250,000       2,000,000
         September 30, 2007                    375,000       3,000,000
         October 31, 2007                      375,000       3,000,000
         January 31, 2008                      250,000       2,000,000
         July 31, 2008                         625,000       5,000,000
                                           ___________      __________

         Total                             $ 1,875,000      15,000,000
         Less: Paid                           (250,000)     (2,000,000)
         ____                              ___________      __________

         Balance at December 31, 2007      $ 1,625,000      13,000,000
                                           ___________      __________

         The schedule payments of $375,000 and $375,000 on September 30, 2007 and October 31, 2007 were still unpaid through December 31, 2007. The balance is unsecured and interest-free. The Company calculated the imputed interest income of $87,195 at the current effective rate of 4.82% per annum and reduced from the gain on disposal of a subsidiary. The amount is recognized as deferred revenue and will be amortized as interest income over the terms of repayment period.

5.       PROPERTY, PLANT, AND EQUIPMENT, NET

         Property, plant, and equipment consist of the following: -

                                           12/31/2007        6/30/2007
         Land Use Right                     $      -          $      -
         Buildings                                 -                 -
         Equipment and machinery              37,072            38,928
         Motor vehicles                       57,403                 -
         Leasehold Improvement                     -                 -
                                            ________          ________
                                              94,475            38,928
         Less: Accumulated Depreciation       25,904            24,834
         ____                               ________          ________
                                            $ 68,571          $ 14,094
                                            ========          ========

         Depreciation expense for the quarter ended December 31, 2007, was $2,554.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


6.       LOANS PAYABLE/CONVERTIBLE DEBENTURE

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

                                                           CONVERSION OF
         PAYMENT DATE                  CASH PAYMENT          DEBENTURE

         March 10, 2007                $   250,000            250,000
         September 30, 2007                375,000            375,000
         October 31, 2007                  375,000            375,000
         January 31, 2008                  250,000            250,000
         July 31, 2008                     625,000            625,000
                                       ___________          _________
                                       $ 1,875,000          1,875,000
                                       ===========          =========

         As of December 31, 2007, the Company paid $250,000 for the payment due March 10, 2007 and the creditors exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007 respectively

         Loans Payable outstanding as of December 31, 2007 amount to $3,070,904 of which $2,012,643 and $1,058,261 attributed to current portion and long-term respectively.

7.       LOANS FROM SHAREHOLDERS

         The outstanding amounts represent cash advanced from shareholders of the Company.

         These shareholders' loans are unsecured and not repayable within the next twelve months. For the quarter ended December 31, 2007, there was $116,370 imputed interest, at 6.00% per annum, recorded.

8. INCOME TAX

         The Company is subject to US taxes at 35%. Pac-Poly is a BVI company and is not subject to income taxes. Xinhua C&D and Boheng are subject to income taxes in The PRC. Pursuant to the PRC Income Tax Laws, the subsidiaries are generally subject to enterprise income tax ("EIT") at a statutory rate of 33% (30% national income tax plus 3% local income tax).

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


         Neither the Company nor its subsidiaries had any assessable income for the period and so neither provision nor benefit for EIT was recorded for the quarter ended December 31, 2007.

         Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years' taxable income.

         As of December 31, 2007, valuation allowance of $873,110 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

9.       CHINA CONTRIBUTION PLAN

         Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to pay for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $ 6,072 for the quarter ended December 31, 2007.

10.      STATUTORY RESERVES

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

11.      CONCENTRATION OF RISK

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2007
                             (STATED IN US DOLLARS)


12.      COMMITMENT AND CONTINGENCIES

         The Company leases an office premise under a non-cancelable operating lease. The cost incurred under this operating lease is recorded as rental expense and totaled $17,258 for the quarter ended December 31, 2007. Future minimum rental payments due under a non-cancelable operating lease until termination at December 31, 2009 are $112,310.

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

         BEIJING JOANNES INFORMATION TECHNOLOGY CO. LT.

On May 9, 2006, we formed Beijing Joannes Information Technology Co. Lt. ("Beijing Joannes"), as our Chinese wholly owned subsidiary, to launch a digital media content initiative. We held of record 100% of the total issued and outstanding shares of Beijing Joannes. Beijing Joannes was formed for the purpose of launching a digital media content initiative with the web site branded www.geepip.com. The business focus is building online communities with connectivity to an ecommerce engine, which allows for the online purchase of e-books, e-audio, and computer games. Hard copies of books can also be purchase through the portal. A unique customer loyalty program and digital redemption or trade-in strategy will be a market differentiator. Subsequent to the deconsolidation of Xinhua C&D as discussed below, we have commenced the internet book distribution business through Beijing Joannes.

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

RESULTS OF OPERATION
The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the six-month period ended December 31, 2007 and 2006, which financial statements are included elsewhere in this Quarterly Report.

___________________________________________________________________________

                                   FOR QUARTER ENDED     FOR QUARTER ENDED
                                   DECEMBER 31, 2007     DECEMBER 31, 2006
                                      (UNAUDITED)           (UNAUDITED)
___________________________________________________________________________

Net Sales                                   $-0-             $152,655
___________________________________________________________________________
Loss from Operations                    (170,754)            (867,130)
___________________________________________________________________________
Loss from Operations per Share             (0.01)                0.03
___________________________________________________________________________
Total Assets                           2,176,292            2,028,259
                                                           (as of 06/30/07)
___________________________________________________________________________
Total Liabilities                      8,903,724            8,692,968
                                                         (as of 06/30/07)
___________________________________________________________________________

RESULTS OF OPERATION

FOR SIX-MONTH PERIOD ENDED DECEMBER 31, 2007 COMPARED TO SIX-MONTH PERIOD ENDED DECEMBER 31, 2006.

         REVENUES AND GROSS MARGIN

We had net sales of $-0- for the six-month period ended December 31, 2007 compared to net sales of $152,655 for the six-month period ended December 31, 2006, before taking into account cost of sales of $144,386, resulting is gross profit of $8,269. Net sales decreased substantially due to the divesture of our interest in Xinhua C& D.

         COST OF SALES

Our cost of sales for the six-month period ended December 31, 2007 was $-0-compared to cost of sales of $144,386 for the six-month period ended December 31, 2006. Cost of sales consisted of purchased costs to publishers and depreciation of property, plant and equipment. Cost of sales decreased proportionately with the decrease in revenues to $-0- during the six-month period ended December 31, 2007 compared with the six-month period ended December 31, 2006 due to the divesture of our interest in Xinhua C&D.

         OPERATING EXPENSES

Our total operating expenses were $170,754 for the six-month period ended December 31, 2007 as compared to total operating expenses of $875,399 for the six-month period ended December 31, 2006. The decrease in operating expenses during the six-month period ended December 31, 2007 as compared December 31, 2006 was due to the corresponding decrease in net revenues. Selling, general and administrative expenses decreased based on a substantial decrease in stock-based compensation. Stock-based compensation decreased from $135,480 during the six-month period ended December 31, 2006 to $-0- during the six-month period ended December 31, 2007. Stock-based compensation expense is attributable to the valuation of our Stock Option Plan under the fair value method in accordance with SFAS No. 123. Selling, general and administrative expenses decreased from $739,919 during the six-month period ended December 31, 2006 to $170,754 during the six-month period ended December 31, 2007. This primarily resulted from the decrease of fees to our consultants and professionals in relation to our fund raising and issuance of convertible debentures primarily to Cornell Capital LLC and other legal and financial matters.

         INTEREST

We incurred $229,750 in interest expense during the six-month period ended December 31, 2007 as compared to $859,802 incurred as interest expense during the six-month period ended December 31, 2006. Interest expense incurred consisted primarily of interest charged on loans from related parties.

         OTHER INCOME

We earned interest income of $13,800 during the six-month period ended December 31, 2007 as compared to interest income of $477 during the six-month period ended December 31, 2006. We, however, recognized a gain of $1,275,132 on debt restructuring and a gain of $2,155,519 on disposal of a subsidiary during the six-month period ended December 31, 2006 compared to a gain of $-0- during the six-month period ended December 31, 2007.

Thus, we incurred a net loss of ($386,704) for the six-month period ended December 31, 2007 compared to a net gain of $1,704,196 incurred during the six-month period ended December 31, 2006. This difference resulted primarily from recognition of the gains on debt restructuring and disposal of subsidiary during the six-month period ended December 31, 2006.

FOR THREE-MONTH PERIOD ENDED DECEMBER 31, 2007 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 2006.

         REVENUES AND GROSS MARGIN

We had net sales of $-0- for the three-month period ended December 31, 2007 compared to net sales of $102,435 for the three-month period ended December 31, 2006, before taking into account cost of sales of $98,937, resulting is gross profit of $3,498. Net sales decreased substantially due to the divesture of our interest in Xinhua C& D.

         COST OF SALES

Our cost of sales for the three-month period ended December 31, 2007 was $-0-compared to cost of sales of $98,937 for the three-month period ended December 31, 2006. Cost of sales decreased proportionately with the decrease in revenues to $-0- during the three-month period ended December 31, 2007 compared with the three-month period ended December 31, 2006 due to the divesture of our interest in Xinhua C&D.

         OPERATING EXPENSES

Our total operating expenses were $90,720 for the three-month period ended December 31, 2007 as compared to total operating expenses of $345,303 for the three-month period ended December 31, 2006. The decrease in operating expenses during the three-month period ended December 31, 2007 as compared December 31, 2006 was due to the corresponding decrease in net revenues. Selling, general and administrative expenses decreased based on a substantial decrease in stock-based compensation. Stock-based compensation decreased from $66,815 during the three-month period ended December 31, 2006 to $-0- during the three-month period ended December 31, 2007. Selling, general and administrative expenses decreased from $278,488 during the three-month period ended December 31, 2006 to $90,720 during the three-month period ended December 31, 2007. This primarily resulted from the decrease of fees to our consultants and professionals in relation to our fund raising and issuance of convertible debentures primarily to Cornell Capital LLC and other legal and financial matters.

         INTEREST

We incurred $146,507 in interest expense during the three-month period ended December 31, 2007 as compared to $88,725 incurred as interest expense during the three-month period ended December 31, 2006. Interest expense incurred consisted primarily of interest charged on loans from related parties.

         OTHER INCOME

We earned interest income of $13,789 during the three-month period ended December 31, 2007 as compared to interest income of $-0- during the three-month period ended December 31, 2006. We, however, recognized a gain of $1,275,132 on debt restructuring and a gain of $2,155,519 on disposal of a subsidiary during the three-month period ended December 31, 2006 compared to a gain of $-0- during the three-month period ended December 31, 2007.

Thus, we incurred a net loss of ($225,170) for the three-month period ended December 31, 2007 compared to a net gain of $3,000,121 incurred during the three-month period ended December 31, 2006. This difference resulted primarily from recognition of the gains on debt restructuring and disposal of subsidiary during the three-month period ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED DECEMBER 31, 2007

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the six-month period ended December 31, 2007, our current assets were $2,107,721 and our current liabilities were $2,903,245, resulting in a working capital deficit of $795,524. As at the six-month period ended December 31, 2007, current assets were comprised of: (i) $20,009 in cash and cash equivalents; (ii) $252,980 in net accounts receivable; (iii) $1,625,000 in note receivable; and
(iv) $209,732 in other receivables and prepayments. The note receivable represents the sales proceeds of $1,875,000, of which $250,000 has been paid, from the disposal of Beijing Boheng in accordance with the terms and provisions of the disposal agreement. The sales proceeds are receivable in five installments and are due in full no later than July 31, 2008. As at the six-month period ended December 31, 2007, our current liabilities were comprised of: (i) $844,710 in accounts payable and accrued liabilities; (ii) $2,012,643 in current portion of loans payable; and (iii) $45,892 in deferred revenue. See " - Material Commitments."

As at the six-month period ended December 31, 2007, our total assets were $2,176,292 comprised of: (i) $2,107,721 in current assets; and (ii) $68,571 in net property, plant and equipment. The slight increase in total assets during the six-month period ended December 31, 2007 from fiscal year ended June 30, 2007 was primarily due to the note receivable.

As at the six-month period ended December 31, 2007, our total liabilities were $8,903,724 comprised of: (i) $2,903,245 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $4,942,218 in loans from shareholders. The slight increase in total liabilities during the six-month period ended December 31, 2007 from fiscal year ended June 30, 2007 was primarily due to the increase in accounts payable and accrued liabilities.

Stockholders'   deficit  increased  from  ($6,664,709)  for  June  30,  2007  to
($6,727,432) for December 31, 2007.

         OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2007, net cash flow used in operating activities was ($46,781). Net cash flow used in operating activities during the six-month period ended December 31, 2007 consisted primarily of a net loss of ($310,450) adjusted by $199,659 in imputed interest expense, $2,554 in depreciation and $13,768 in amortization of deferred imputed expense. Changes in assets and liabilities consisted of an increase of $67,734 in account receivable, $27,535 in deferred revenue inventory and $8,546 in other receivables and prepayments and a decrease of $151,503 in accounts payable and accrued liabilities.

         INVESTING ACTIVITIES

During the six-month period ended December 31, 2007, net cash flow used in investing activities was $57,031 compared to net cash flow from investing activities of $241,431 for the six-month period ended December 31, 2006. Net cash flow used in investing activities during the six-month period ended December 31, 2007 was primarily the result of $57,031 in purchase of plant and equipment compared to $252,982 in deposits received from disposal of the subsidiary and $11,551 used in purchase of plant and equipment during the six-month period ended December 31, 2006.

         FINANCING ACTIVITIES

During the six-month period ended December 31, 2007, net cash flow provided by financing activities was $86.788 compared to net cash flow provided by financing activities of $675,702 for the six-month period ended December 31, 2006. Net cash flow from financing activities during the six-month period ended December 31, 2007 pertained primarily to $86,788 received as proceeds from loan from shareholders compared to $675,702 received as proceeds from loan from shareholders during the six-month period ended December 31, 2006.

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
                                    ==========                   =========

As of December 31, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares of our common stock on March 1, 2007 and 125,000 shares on April 18, 2007, respectively, pursuant to exercise rights. The scheduled payments of $375,000 due on September 30, 2007 and October 31, 2007, respectively, have remained unpaid as of December 31, 2007. We have calculated imputed interest income of $87,195 and reduced from the gain on disposal of subsidiary.

LOANS FROM SHAREHOLDERS

During fiscal year 2007/8, a material commitment for us relates to the loans from shareholders. The outstanding amount of $4,942,218 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For the six-month period ended December 31, 2007, we calculated imputed interest expense of $116,370 in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements.

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

ITEM 4. CONTROLS AND  PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six-month period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE INCURRED LOSSES AND SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. We have incurred a net loss of ($386,704) for the six-month period ended December 31, 2007. We had a working capital deficit of ($795,524) and shareholders' deficit of ($6,727,432) as of December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern. The auditors' report in our financial statements as at fiscal year ended June 30, 2007 includes an explanatory paragraph that states that we have generated net losses and have a shareholders' deficit factors which raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) operating costs may be more than we currently anticipate; or
(ii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our current liabilities were $2,903,245 as of December 31, 2007 of which approximately $2,012,643 is due within the next year unless extended. Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year. We have $6,000,479 in long term debt of which $1,250,000 is due on or before November 23, 2010 and $2,000,000 is due on or before March 23, 2011 in connection with recent convertible debenture financings with Highgate House Funds, Ltd. and Cornell Capital Partners, LP.

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


                                       XINHUA CHINA LTD.


Dated: February 19, 2008               By: /s/ XIANPING WANG
                                           ____________________________________
                                               Xianping Wang, President/Chief
                                               Executive Officer



Dated: February 19, 2008               By: /s/ XIANPING WANG
                                               ________________________________
                                               Xianping Wang, Acting as Interim
                                               Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.



SIGNATURES             TITLE                                        DATE


/s/ XIANPING WANG      President, Chief Executive Officer      February 19, 2008
_________________      and a Director
    Xianping Wang