Form 10-Q
period 2008-03-31
XINHUA CHINA LTD
filed 2008-05-20
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the nine-month period ended March 31, 2008


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

Indicate the number of shares outstanding
of each of the issuer's classes of common          Outstanding as of May 19,2008
stock, as of the most practicable date:

Class
Common Stock, $0.00025 par value                   74,226,796

                                XINHUA CHINA LTD.

                                    FORM 10-Q


         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  5

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            24

Item 3.  Quantitative and Qualitative Discloses About Market Risk             32

Item 4.  Controls and Procedures                                              32

Item 4T. Controls and Procedures                                              33

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    33

Item 1A. Risk Factors                                                         33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          42

Item 3.  Defaults Upon Senior Securities                                      42

Item 4.  Submission of Matters to a Vote of Security Holders                  42

Item 5.  Other Information                                                    42

Item 6.  Exhibits                                                             42

         Signatures                                                           43

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS











                                XINHUA CHINA LTD.

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2008

                             (STATED IN US DOLLARS)

XINHUA CHINA LTD.



CONTENTS                                                                   PAGES

Report of Registered Independent Public Accounting Firm                        7

Consolidated Balance Sheet                                                   8-9

Consolidated Statement of Income                                              10

Consolidated Statement of Stockholders' Equity                                11

Consolidated Statement of Cash Flows                                          12

Notes to the Financial Statements                                          13-23

Board of Directors and Stockholders
Xinhua China Ltd.


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


We have reviewed the accompanying interim consolidated Balance Sheets of Xinhua China Ltd. ("the Company") as of March 31, 2008 and June 30, 2007, and the related statements of income, stockholders' equity, and cash flows for the nine months and three months ended March 31, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company's management.

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







South San Francisco, California                        Samuel H. Wong & Co., LLP
April 30, 2008                                      Certified Public Accountants


                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2008 AND JUNE 30, 2007
                             (STATED IN US DOLLARS)


                                                  NOTES      3/31/2008      6/30/2007
                                                            __________     __________

ASSETS
   CURRENT ASSETS
     Cash and Cash Equivalents                              $   14,726     $    2,733
     Accounts Receivable, net                                  265,587        185,246
     Note receivable                                4        1,625,000      1,000,000
     Other receivables and prepayments                         218,450        201,186
                                                            __________     __________
        Total Current Assets                                 2,123,763      1,389,165

   LONG-TERM ASSETS
     Property, Plant & Equipment, net               5           81,545         14,094
     Note receivable, long-term portion             4                -        625,000
                                                            __________     __________
        Total Long-term Assets                                  81,545        639,094

                                                            __________     __________
        Total Assets                                        $2,205,308     $2,028,259
                                                            ==========     ==========

LIABILITIES & STOCKHOLDERS' EQUITY

   LIABILITIES
     CURRENT LIABILITIES
     Accounts Payable and Accrued Liabilities               $  960,674     $  693,207
     Deferred revenue                                           32,124         73,427
     Current portion of loans payable               6        1,424,443      1,787,643
                                                            __________     __________
        Total Current Liabilities                            2,417,241      2,554,277

     LONG-TERM LIABILITIES
     Loans Payable                                  6        1,308,261      1,058,261
     Loans from shareholders                        7        5,181,361      5,080,430
                                                            __________     __________
        Total Long-term Liabilities                          6,489,622      6,138,691

        Total Liabilities                                    8,906,863      8,692,968
                                                            __________     __________


    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                     AS OF MARCH 31, 2008 AND JUNE 30, 2007
                             (STATED IN US DOLLARS)


                                               NOTES      3/31/2008        6/30/2007
                                                         ____________     ____________

Minority Interest                                                   -                -

STOCKHOLDERS' EQUITY

  Common Stock $0.00001 Par Value
  500,000,000 Shares Authorized;
  74,226,796 issued and outstanding at
  March 31, 2008 and 54,638,890
  shares at June 30, 2007                                         742              546
  Additional Paid-in Capital                               10,904,503       10,423,526
  Accumulated Other Comprehensive Income                       47,819            8,749
  Accumulated Deficit                                     (17,654,619)     (17,097,530)
                                                         ____________     ____________
      Total Stockholders' (Deficit)/Equity                 (6,701,555)      (6,664,709)
                                                         ____________     ____________

                                                         ____________     ____________
  Total Liabilities & Stockholders' Equity               $  2,205,308     $  2,028,259
                                                         ============     ============


    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                XINHUA CHINA LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                             (STATED IN US DOLLARS)


                                                                 NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                     MARCH 31,                       MARCH 31,
                                                   NOTE        2008            2007            2008            2007
                                                            ___________     ___________     ___________     ___________

REVENUE
   Revenue, net                                             $         -     $   152,655     $         -     $         -

COST OF SALES
   Cost of Sales, net                                                 -         144,386               -               -
                                                            ___________     ___________     ___________     ___________
      Gross Profit                                                    -           8,269               -               -

OPERATING EXPENSES
   Selling, General, and Administrative
   Expenses                                                     187,458       2,515,811          16,704       1,775,892
   Stock-based Compensation                                           -         201,080               -          65,600
                                                            ___________     ___________     ___________     ___________
      Total Operating Expense                                   187,458       2,716,891          16,704       1,841,492
                                                            ___________     ___________     ___________     ___________
   Loss from Operations                                        (187,458)     (2,708,622)        (16,704)     (1,841,492)
                                                            ___________     ___________     ___________     ___________

OTHER INCOME
   Interest Income                                               27,581          14,345          13,781          13,868
   Gain on debt restructuring                                    12,644       1,275,132          12,644               -
   Gain on disposal of a subsidiary                                   -       2,155,519                               -

OTHER EXPENSES
   Interest Expense                                             408,856         916,639         180,106          56,837
                                                            ___________     ___________     ___________     ___________
      Loss before minority interest and income                 (557,089)       (180,265)       (170,385)     (1,884,461)

   Minority interest in net loss of
   consolidated subsidiaries                                          -               -               -               -
                                                            ___________     ___________     ___________     ___________
Loss before Income Tax                                         (557,089)       (180,265)       (170,385)     (1,884,461)

Income Tax                                                            -               -               -               -

                                                            ___________     ___________     ___________     ___________
Net Loss                                                    $  (557,089)    $  (180,265)    $  (170,385)    $(1,884,461)

Other Comprehensive (Loss) Income:
   Foreign currency translation (loss) gain                           -          (8,534)              -           4,919
                                                            ___________     ___________     ___________     ___________

Comprehensive Loss                                          $  (557,089)    $  (188,799)    $  (170,385)    $(1,879,542)
                                                            ===========     ===========     ===========     ===========

Net Loss per common share-
      -Basic                                                $    (.0088)    $   (0.0036)    $    (.0027)    $   (0.0360)
                                                            ===========     ===========     ===========     ===========
      -Diluted                                              $    (.0088)    $   (0.0036)    $    (.0027)    $   (0.0360)
                                                            ===========     ===========     ===========     ===========

Weighted Average Shares Outstanding
      -Basic                                                 63,463,287      52,128,447      63,463,287      52,197,743
                                                            ===========     ===========     ===========     ===========
      -Diluted                                               63,463,287      52,128,447      63,463,287      52,197,743
                                                            ===========     ===========     ===========     ===========


    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                XINHUA CHINA LTD.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     AS OF MARCH 31, 2008 AND JUNE 30, 2007
                             (STATED IN US DOLLARS)


                                      NO.                  ADDITIONAL                         OTHER
                                      OF         COMMON     PAID IN      COMPREHENSIVE    COMPREHENSIVE    ACCUMULATED
                                    SHARES       STOCK      CAPITAL      INCOME(LOSS)      INCOME(LOSS)      DEFICIT        TOTAL
                                  ___________    ______    __________    _____________    _____________    ___________   __________

Balance, July 1, 2006              61,779,765       618     9,684,907     (16,470,021)        19,478       (16,489,500)  (6,784,497)
Additional Paid-in Capital                                    738,619                                                       738,619
Cancellation of outstanding
shares                            (10,000,000)     (100)                                                                       (100)
Issuance of shares to Highgate      2,859,125        28                                                                          28
Foreign Currency translation                                                   (10,729)      (10,729)                       (10,729)
Net Loss for year                                                             (608,030)                       (608,030)    (608,030)
                                  ___________    ______    __________    _____________       _______       ___________   __________
Balance, June 30, 2007             54,638,890       546    10,423,526      (17,088,780)        8,749       (17,097,530)  (6,664,709)
                                  ===========    ======    ==========    =============       =======       ===========   ==========

Balance, July 1, 2007              54,638,890       546    10,423,526      (17,088,780)        8,749       (17,097,530)  (6,664,709)
Additional Paid-in Capital:
o        Imputed interest from
     Shareholder                                              443,770                                                       443,770
o        Deferred Revenue
     amortized as interest                                     13,768                                                        13,768
                                                           __________                                                    __________
                                                              457,538                                                       457,538
Issuance of shares to Highgate     18,707,077       196        23,439                                                        23,635
Foreign Currency translation                                                    39,070        39,070                         39,070
Net Loss for year                                                             (557,089)                       (557,089)    (557,089)
                                  ___________    ______    __________    _____________       _______       ___________   __________
Balance, March 31, 2008            74,226,796       742    10,904,503      (17,606,799)       47,819       (17,654,619)  (6,701,555)
                                  ===========    ======    ==========    =============       =======       ===========   ==========


    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                XINHUA CHINA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
                             (STATED IN US DOLLARS)

                                                                             3/31/2008        3/31/2007
                                                                             _________       ___________

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Loss                                                               (557,089)      $  (180,265)
       Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation                                                         5,740            38,575
            Allowance for Doubtful Accounts                                          -         1,500,000
            Stock-based compensation                                                 -           201,080
            Net gain on deconsolidation of a subsidiary                              -                 -
            Amortization of deferred financing costs and fair value                  -           677,898
            Amortization of deferred imputed interest on note receivable        13,768           (13,768)
            Imputed interest expense                                           443,770           164,042
            Gain on disposal of a subsidiary                                         -        (2,155,519)
            Gain on debt restructuring                                               -        (1,275,132)

       Changes in assets and liabilities:
            Decrease/(Increase) Accounts receivable                            (80,341)           (7,188)
            Decrease/(Increase) Other receivables and prepayments              (17,264)         (158,847)
            Decrease/(Increase) Accounts Payable and accrued liabilities       267,467           (15,736)
            Decrease/(Increase) in Deferred Revenue Inventory                  (41,303)                -
                                                                             _________       ___________
       Net Cash Used in Operating Activities                                    34,748        (1,224,860)
                                                                             _________       ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
       Deposits received from disposal of a subsidiary                               -           252,982
       Purchase of plant and equipment                                         (73,191)          (13,534)
                                                                             _________       ___________
       Net Cash Used in Investing Activities                                   (73,191)          239,448
                                                                             _________       ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
       Loans from shareholders                                                 100,931         1,184,315
       Repayment of long-term borrowings                                       (89,565)         (250,000)
                                                                             _________       ___________
       Net Cash Provided by Financing Activities                                11,366           934,315
                                                                             _________       ___________


NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS FOR THE YEAR                (27,077)          (59,631)

EFFECT OF CURRENCY TRANSLATION                                                  39,070            (8,534)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                     2,733           224,192

                                                                             _________       ___________
CASH & CASH EQUIVALENTS AT END OF YEAR                                          14,726       $   164,561
                                                                             =========       ===========

Cash paid for interest expenses                                                      -                 -
                                                                             =========       ===========


    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)

1.   ORGANIZATION AND BUSINESS BACKGROUND

     Xinhua China Ltd. (the "Company", formerly Camden Mines Limited) was incorporated in the State of Nevada, United States of America, on September 14, 1999. Until September 2004, the Company was a non-operating shell company and considered as a development stage enterprise since its inception. Effective from October 12, 2004, the Company changed to its current name. The Company established an office in Vancouver, Canada;
     however, this office was closed down in December 2006. The Company established its principal executive office at Suite 304, Building #1, YuanJia International Apartment, No. 40 Dongzhong St.,Dongcheng District, Beijing 100027 People's Republic of China.

     As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98%. Subsequent to the deconsolidation of Xinhua C&D, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. ("Joannes").

     Details of the Company's subsidiaries as of March 31, 2008 are described below: -


     ____________________________________________________________________________________________________________________
                                            PLACE OF
                                          INCORPORATION                                     PARTICULARS OF      EFFECTIVE
                                           AND KIND OF            PRINCIPAL ACTIVITIES     ISSUED/REGISTERED     INTEREST
                  NAME                    LEGAL ENTITY           AND PLACE OF OPERATION      SHARE CAPITAL         HELD
____________________________________________________________________________________________________________________

     Pac-Poly Investment Ltd.       British Virgin Islands, a    Investment holding,       10,000,000 ordinary     100%
                                      company with limited             PRC                 shares of US$1 par
                                            liability                                      value
____________________________________________________________________________________________________________________

     Beijing Joannes Information       PRC, a company with          Sales and              Registered capital      100%
     Technology Co., Ltd.               limited liability        distribution of           US$1,250,000
                                                                    books, PRC
____________________________________________________________________________________________________________________



2.   GOING CONCERN UNCERTAINTIES

     These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

     As of March 31, 2008, the Company had no working capital but current liabilities exceeding current assets by $293,478 and an accumulated deficit of $17,654,619 due to the fact that the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2008. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)


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

     (D.) CASH AND CASH EQUIVALENTS

          Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

     (E.) ACCOUNTS RECEIVABLE, NET

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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)


     (F.) PROPERTY, PLANT, AND EQUIPMENT, NET

          Property, plant, and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

           ASSET CLASSIFICATION              DEPRECIABLE LIFE

           Land Use right                         50 years
           Buildings                              50 years
           Motor vehicles                       8-10 years
           Equipment and machinery               5-8 years
           Leasehold improvement                   2 years

          Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant, and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

     (G.) IMPAIRMENT OF LONG-LIFE ASSETS

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

     (H.) REVENUE RECOGNITION

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

          Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)


          operations. EITF No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the quarter ended March 31, 2008, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     (I.) COST OF SALES

          Cost of sales includes depreciation of property, plant, and equipment and purchase costs to publishers.

     (J.) VALUE-ADDED TAX

          The Company is subject to value added tax ("VAT") imposed by the PRC on sales. The output VAT is charged to customers who purchase books from the Company and the input VAT is paid when the Company purchases books from publishers. The VAT rate is 13%. The input VAT can be offset against the output VAT.

     (K.) ADVERTISING EXPENSES

          The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "REPORTING FOR ADVERTISING COSTS". For the period ended March 31, 2008, advertising expenses amount to zero.

     (L.) COMPREHENSIVE INCOME

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

     (M.) INCOME TAXES

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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)


     (N.) LOSS PER SHARE

          The Company calculates loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 68,156,890 of common stock at March 31, 2008 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise 7f outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

     (O.) FOREIGN CURRENCIES TRANSLATION

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



          EXCHANGE RATES                             3/31/2008     6/30/2007     3/31/2007
                                                     _________     _________     _________

          Period end RMB : US$ exchange rate           7.0222       7.6248        7.74090
          Average period RMB : US$ exchange rate       7.3968       7.8160        7.87533



     (P.) FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of the Company's financial instruments, which include cash and cash equivalents, accounts receivables, other payable and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

     (Q.) RELATED PARTIES

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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)



     (R.) EQUITY-BASED COMPENSATION

          The  Company  adopts  SFAS  No.  123,   "ACCOUNTING   FOR  STOCK-BASED
          COMPENSATION" using the fair value method.

          The Company uses the Black-Scholes Option Pricing Model to estimate the fair value of options.

          The Company has issued stock options to directors, officers, employees, and consultants. As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date. No options were granted during the three months ended March 31, 2008.

     (S.) CONVERTIBLE DEBENTURE ISSUED WITH STOCK PURCHASE WARRANTS

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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)



     (T.) RECENTLY ISSUED ACCOUNTING STANDARD

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115" (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

          In December 2007, the FASB issued SFAS 141 (revised 2007), BUSINESS COMBINATIONS, (``SFAS 141(R)''). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company's results of operations, although the Company is not currently able to estimate that impact.

          In December 2007, the FASB issued SFAS 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)


4.   NOTE RECEIVABLE

     The amount represents the sales proceeds receivable from the disposal of Boheng. Pursuant to the Disposal Agreement, the sales proceeds are receivable in 5 installments and are due in full, no later than July 31, 2008.

     SCHEDULED RECEIPT DATE     APPROXIMATELY           EQUAL TO RMB

     March 10, 2007             $     250,000             2,000,000
     September 30, 2007               375,000             3,000,000
     October 31, 2007                 375,000             3,000,000
     January 31, 2008                 250,000             2,000,000
     July 31, 2008                    625,000             5,000,000
                                _____________           ___________
     Total                      $   1,875,000            15,000,000
     LESS: Paid                      (250,000)           (2,000,000)
                                _____________           ___________
     Balance at March 31, 2008  $   1,625,000            13,000,000
                                _____________           ___________

     The schedule payments of $375,000, $375,000, $250,000 on September 30, 2007, October 31, 2007, and January 31, 2008, respectively, were still unpaid through March 31, 2008. The balance is unsecured and interest-free. The Company calculated the imputed interest income of $87,195 at the current effective rate of 4.82% per annum and reduced from the gain on disposal of a subsidiary. The amount is recognized as deferred revenue and will be amortized as interest income over the terms of repayment period.

5.   PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment consist of the following: -

                                            3/31/2008     6/30/2007

         Equipment and machinery            $  59,789     $  38,928
         Motor vehicles                        38,613             -
         Leasehold Improvement                 15,864             -
                                            _________     _________
                                              114,266        38,928
         LESS: Accumulated Depreciation        32,721        24,834
                                            _________     _________
                                            $  81,545     $  14,094
                                            =========     =========

     Depreciation expense for the quarter ended March 31, 2008, was $5,449.

6.   LOANS PAYABLE/CONVERTIBLE DEBENTURE

     On November 23, 2005, the Company entered into a debt financing agreement (the "Agreement") with an institutional investor, and on March 23, 2006, the Agreement was modified to include an additional institutional investor,

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)


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
                            ============       =========

     The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively. During the quarter ended March 31, 2008, the debenture holders converted 18,707,077 shares against outstanding loan yet to be confirmed and agreed by the creditor and the Company. Loans Payable outstanding as of March 31, 2008 amount to $2,732,704 of which $1,424,443 and $1,308,261 were attributed to current portion and long-term, respectively.

7.   LOANS FROM SHAREHOLDERS

     The outstanding amounts represent cash advanced from shareholders of the Company.

     These shareholders' loans are unsecured and not repayable within the next twelve months. For the quarter ended March 31, 2008, there was $154,546 imputed interest, at 6.00% per annum, recorded.

8.   INCOME TAX

     The Company is subject to US taxes at 35%. Pac-Poly is a BVI company and is not subject to income taxes. Pursuant to the PRC Income Tax Laws, the PRC subsidiaries are generally subject to enterprise income tax ("EIT") at a statutory rate of 33% (30% national income tax plus 3% local income tax). Effective January 1, 2008, PRC government adopted a new tax rate of 25% across the board regardless of whether the enterprise is domestic or foreign-owned.

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)


     Neither the Company nor its subsidiaries had any assessable income for the period and so neither provision nor benefit for EIT was recorded for the quarter ended March 31, 2008.

     Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years' taxable income.

     As of March 31, 2008, valuation allowance of $873,110 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

9.   CHINA CONTRIBUTION PLAN

     Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to pay for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $5,233 for the quarter ended March 31, 2008.

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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2008
                             (STATED IN US DOLLARS)


12.  COMMITMENT AND CONTINGENCIES

     The Company leases an office premise under a non-cancelable operating lease for a term of two years from January 1, 2008 to December 31, 2009. The cost incurred under this operating lease is recorded as rental expense and totaled $37,397 for the quarter ended March 31, 2008. Future minimum rental payments due the operating lease until termination at December 31, 2009 are:

                  Within one year                     $  60,026
                  Within year two until termination      45,020
                                                      _________
                                                      $ 105,046
                                                      =========

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

                                    FOR QUARTER ENDED     FOR QUARTER ENDED
                                     MARCH 31, 2008        MARCH 31, 2007

(UNAUDITED) (UNAUDITED)
Net Sales                                    $-0-              $152,655
Loss from Operations                     (187,458)           (2,708,622)
Loss from Operations per Share           (0.00881)            (0.000363)
Total Assets                            2,205,308             2,028,259
                                                          (as of 06/30/07)
Total Liabilities                       8,906,863             8,692,968
                                                          (as of 06/30/07)

RESULTS OF OPERATION

FOR NINE-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO NINE-MONTH PERIOD ENDED MARCH 31, 2007.

         REVENUES AND GROSS MARGIN

We had net sales of $-0- for the nine-month period ended March 31, 2008 compared to net sales of $152,655 for the nine-month period ended March 31, 2007, before taking into account cost of sales of $144,386, resulting is gross profit of $8,269. Net sales decreased substantially due to the divesture of our interest in Xinhua C& D.

         COST OF SALES

Our cost of sales for the nine-month period ended March 31, 2008 was $-0-compared to cost of sales of $144,386 for the nine-month period ended March 31, 2007. Cost of sales consisted of purchased costs to publishers and depreciation of property, plant and equipment. Cost of sales decreased proportionately with the decrease in revenues to $-0- during the nine-month period ended March 31, 2008 compared with the nine-month period ended March 31, 2007 due to the divesture of our interest in Xinhua C&D.

         OPERATING EXPENSES

Our total operating expenses were $187,458 for the nine-month period ended March 31, 2008 as compared to total operating expenses of $2,716,891 for the nine-month period ended March 31, 2007. The decrease in operating expenses during the nine-month period ended March 31, 2008 as compared to March 31, 2007 was due to the corresponding decrease in net revenues. Selling, general and administrative expenses decreased based on a substantial decrease in stock-based compensation. Stock-based compensation decreased from $201,080 during the nine-month period ended March 31, 2007 to $-0- during the nine-month period ended March 31, 2008. Stock-based compensation expense is attributable to the valuation of our Stock Option Plan under the fair value method in accordance with SFAS No. 123. Selling, general and administrative expenses decreased from $2,515,811 during the nine-month period ended March 31, 2007 to $187,458 during the nine-month period ended March 31, 2008. This primarily resulted from the decrease of fees to our consultants and professionals in relation to our fund raising and issuance of convertible debentures primarily to Cornell Capital LLC and other legal and financial matters.

         INTEREST

We incurred $408,856 in interest expense during the nine-month period ended March 31, 2008 as compared to $916,639 incurred as interest expense during the nine-month period ended March 31, 2007. Interest expense incurred consisted primarily of interest charged on loans from related parties.

         OTHER INCOME

We earned interest income of $27,581 during the nine-month period ended March 31, 2008 as compared to interest income of $14,345 during the nine-month period ended March 31, 2007. We, however, recognized a gain of $1,275,132 on debt restructuring and a gain of $2,155,519 on disposal of a subsidiary during the nine-month period ended March 31, 2007 compared to a gain of $-0- during the nine-month period ended March 31, 2008.

Thus, we incurred a net loss of ($557,089) for the nine-month period ended March 31, 2008 compared to a net loss of ($180,265) incurred during the nine-month period ended March 31, 2007. This difference resulted primarily from recognition of the gains on debt restructuring and disposal of subsidiary during the nine-month period ended March 31, 2007.

FOR THREE-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2007.

         REVENUES AND GROSS MARGIN

We had net sales of $-0- for the three-month periods ended March 31, 2008 and 2007, respectively.

         COST OF SALES

Our cost of sales for the three-month periods ended March 31, 2008 and 2007, respectively, was $-0-. Cost of sales decreased proportionately with the decrease in revenues to $-0- during the three-month periods ended March 31, 2008 and 2007 due to the divesture of our interest in Xinhua C&D.

         OPERATING EXPENSES

Our total operating expenses were $16,704 for the three-month period ended March 31, 2008 as compared to total operating expenses of $1,841,492 for the three-month period ended March 31, 2007. The decrease in operating expenses during the three-month period ended March 31, 2008 as compared March 31, 2007 was due to the corresponding decrease in net revenues. Selling, general and administrative expenses decreased based on a substantial decrease in stock-based compensation. Stock-based compensation decreased from $65,600 during the three-month period ended March 31, 2007 to $-0- during the three-month period ended March 31, 2008. Selling, general and administrative expenses decreased from $1,775,892 during the three-month period ended March 31, 2007 to $16,704 during the three-month period ended March 31, 2008. This primarily resulted from the decrease of fees to our consultants and professionals in relation to our fund raising and issuance of convertible debentures primarily to Cornell Capital LLC and other legal and financial matters.

         INTEREST

We incurred $180,106 in interest expense during the three-month period ended March 31, 2008 as compared to $56,837 incurred as interest expense during the three-month period ended March 31, 2007. Interest expense incurred consisted primarily of interest charged on loans from related parties.

         OTHER INCOME

We earned interest income of $13,781 during the three-month period ended March 31, 2008 as compared to interest income of $13,868 during the three-month period ended March 31, 2007. We recognized a gain of $12,644 on debt restructuring during the three-month period ended March 31, 2008 compared to a gain of $-0-during the three-month period ended March 31, 2007.

Thus, we incurred a net loss of ($170,385) for the three-month period ended March 31, 2008 compared to a net loss of ($1,884,461) incurred during the three-month period ended March 31, 2007. This difference resulted primarily from the incurrence of selling, general and administrative expenses of $1,775,892 during the three-month period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED MARCH 31, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the nine-month period ended March 31, 2008, our current assets were $2,123,763 and our current liabilities were $2,417,241, resulting in a working capital deficit of $293,478. As at the nine-month period ended March 31, 2008, current assets were comprised of: (i) $14,726 in cash and cash equivalents; (ii) $265,587 in net accounts receivable; (iii) $1,625,000 in note receivable; and
(iv) $218,450 in other receivables and prepayments. The note receivable represents the sales proceeds of $1,875,000, of which $250,000 has been paid, from the disposal of Beijing Boheng in accordance with the terms and provisions of the disposal agreement. The sales proceeds are receivable in five installments and are due in full no later than July 31, 2008. As at the nine-month period ended March 31, 2008, our current liabilities were comprised of: (i) $960,674 in accounts payable and accrued liabilities; (ii) $1,424,443 in current portion of loans payable; and (iii) $32,124 in deferred revenue. See " - Material Commitments."

As at the nine-month period ended March 31, 2008, our total assets were $2,205,308 comprised of: (i) $2,123,763 in current assets; and (ii) $81,545 in net property, plant and equipment. The slight increase in total assets during the nine-month period ended March 31, 2008 from fiscal year ended June 30, 2007 was primarily due to the note receivable.

As at the nine-month period ended March 31, 2008, our total liabilities were $8,906,863 comprised of: (i) $2,417,241 in current liabilities; (ii) $1,308,261 in loans payable; and (iii) $5,181,361 in loans from shareholders. The slight increase in total liabilities during the nine-month period ended March 31, 2008 from fiscal year ended June 30, 2007 was primarily due to the increase in accounts payable and accrued liabilities.

Stockholders'   deficit  increased  from  ($6,664,709)  for  June  30,  2007  to
($6,701,555) for March 31, 2008.

         OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2008, net cash flow from operating activities was $34,748 compared to net cash used in operating activities of ($1,224,860) during the nine-month period ended March 31, 2007. Net cash flow from operating activities during the nine-month period ended March 31, 2008 consisted primarily of a net loss of ($557,089) adjusted by $443,770 in imputed interest expense, $5,740 in depreciation and $13,768 in amortization of deferred imputed expense. Changes in assets and liabilities consisted of an increase of $80,341 in account receivable, $41,303 in deferred revenue inventory and $17,264 in other receivables and prepayments and a decrease of $267,467 in accounts payable and accrued liabilities.

         INVESTING ACTIVITIES

During the nine-month period ended March 31, 2008, net cash flow used in investing activities was ($73,191) compared to net cash flow from investing activities of $39,448 for the nine-month period ended March 31, 2007. Net cash flow used in investing activities during the nine-month period ended March 31, 2008 was primarily the result of $73,191 in purchase of plant and equipment compared to $252,982 in deposits received from disposal of the subsidiary and $13,534 used in purchase of plant and equipment during the nine-month period ended March 31, 2007.

         FINANCING ACTIVITIES

During the nine-month period ended March 31, 2008, net cash flow provided by financing activities was $11,366 compared to net cash flow provided by financing activities of $934,315 for the nine-month period ended March 31, 2007. Net cash flow provided from financing activities during the nine-month period ended March 31, 2008 pertained primarily to $100,931 received as proceeds from loan from shareholders (offset by $89,565 in repayment of long-term borrowings) compared to $1,184,315 received as proceeds from loan from shareholders (offset by $250,000) in repayment of long-term borrowings) during the nine-month period ended March 31, 2007.

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
                              ==========         =========

As of March 31, 2008, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares of our common stock on March 1, 2007 and 125,000 shares on April 18, 2007, respectively, pursuant to exercise rights. The scheduled payments of $375,000 due on September 30, 2007 and October 31, 2007, respectively, were not paid as of March 31, 2008. During the three-month period ended March 31, 2008, an aggregate of 18,707,077 shares of our common stock were issued pursuant to conversion of the debt. As of March 31, 2008, an aggregate of $2,732,704 remains due and owing.

LOANS FROM SHAREHOLDERS

During fiscal year 2007/8, a material commitment for us relates to the loans from shareholders. The outstanding amount of $5,181,361 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For the nine-month period ended March 31, 2008, we calculated imputed interest expense of $154,546 in relation to interest-free shareholders loans at its effective interest rate of 6% per annum and accounted for it in the consolidated financial statements.

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

ITEM 4. CONTROLS AND  PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE INCURRED LOSSES AND SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. We have incurred a net loss of ($557,089) for the nine-month period ended March 31, 2008. We had a working capital deficit of ($293,478) and shareholders' deficit of ($6,701,555) as of March 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern. The auditors' report in our financial statements as at fiscal year ended June 30, 2007 includes an explanatory paragraph that states that we have generated net losses and have a shareholders' deficit factors which raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) operating costs may be more than we currently anticipate; or
(ii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our current liabilities were $2,417,241 as of March 31, 2008 of which approximately $1,424,443 is due within the next year unless extended. Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year. We have $6,489,622 in long term debt of which $1,424,443 is due on or before November 23, 2010 and $2,000,000 is due on or before March 23, 2011 in connection with recent convertible debenture financings with Highgate House Funds, Ltd. and Cornell Capital Partners, LP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2008, we issued an aggregate of 18,707,077 shares of our common stock to the Investors in accordance with conversion of a certain portion on the Debt.

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


                                       XINHUA CHINA LTD.


Dated: May 20, 2008                    By: /s/ XIANPING WANG
                                           _____________________________________
                                               Xianping Wang
                                               President/Chief Executive Officer



Dated: May 20, 2008                    By: /s/ XIANPING WANG

                                           _____________________________________
                                               Xianping Wang
                                               Acting as Interim Chief Financial
                                               Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

SIGNATURES               TITLE                                      DATE

/s/ XIANPING WANG        President, Chief Executive Officer         May 20, 2008
_________________        and a Director
    Xianping Wang