Form 10KSB
period 2008-06-30
XINHUA CHINA LTD
filed 2008-10-14
CIK 1104904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
Mark One
[X]     ANNUAL REPORT UNDERSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                     For the fiscal year ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        Commission file number: 000-33195

                                XINHUA CHINA LTD.
                                _________________
                 (Name of small business issuer in its charter)

                     NEVADA                                      88-0437644
                     ______                                      __________
 (State or other jurisdiction of incorporation               (I.R.S. Employer
                or organization)                             Identification No.)

                         YUANJIA INTERNATIONAL APARTMENT
                             BUILDING #1, SUITE 304
                             NO. 40 DONGZHONG STREET
                       DONGCHENG DISTRICT, BEIJING 100027
                           PEOPLE'S REPUBLIC OF CHINA
                           __________________________
                    (Address of principal executive offices)


                                 86-10-64168816
                                 ______________
                           (Issuer's telephone number)

Securities registered pursuant to Section     Name of each exchange on which
            12(b) of the Act:                          registered:
                   NONE
                   ____

Securities registered pursuant to Section 12(g) of the Act:
          COMMON STOCK, $0.000025 PAR VALUE
          _________________________________
                   (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Check if there is nondisclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The issuer's revenues for the fiscal year ended June 30, 2008 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such common equity, as of September 28, 2008: approximately $333,635.

The number of shares of common stock of the issuer  outstanding and the date is:
October 7, 2008: 82,460,118

                               XINHUA CHINA LTD.

                                   FORM 10-KSB

                                     PART I

Item 1.         Description of Business

Item 2.         Description of Property



Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Item 6.         Management's Discussion and Analysis or Plan of Operations.

Item 7.         Financial Statements.

Item 8A(T).     Controls and Procedures.

                                    PART III


Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Item 10.        Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.        Certain Relationships and Related Transactions and Director
                Independence.

Item 13.        Exhibits.

Item 14.        Principal Accountant Fees and Services.


                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Xinhua China Ltd. files annual, quarterly, current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR BUSINESS AND PLANS-SUMMARY

Our company, Xinhua China Ltd. ("Company") was incorporated September 14, 1999 under the laws of the State of Nevada, USA. We have certain digital media distribution and related rights in "China" where we mostly operate and seek to pursue our business. We are in the development stage seeking to grow our Company.

We are focused to develop a plan for funding, sales, marketing and other benefits relating to China and this plan may include other related pursuits such as assisting one or more USA or international companies to navigate the regulatory demands of doing related business in China and to possibly join with us by joint venture or similar arrangement to pursue business in one of the World's if not the World's most rapidly growing financial and consumer population environments. As part of this we still seek to establish ourselves as a leader in the digital media industry first in China and then possibly elsewhere. We intend to maximize our strategic position in the publishing industry.

We are developing a new business plan focused on the upcoming New Year of 2009 to achieve several key areas or goals: restructure certain aspects of our organization and relationships after careful consideration as part of our plan to grow our Company and revenues; focus on market awareness of our Company primarily making those investors in the USA stock markets aware of us, given our arrangements, discussed below, with the People's Republic of China (China) seek how we can expand our business in both our core license rights and to possibly obtain other benefits or rights similar in nature, and seek acquisitions of mainly China companies or assets that may be the subject of registrations or "spin-off" transactions in the USA markets, both stock and business trade, given the extensive energy, time and expense we have been through in learning about the markets. These plans need to be developed and approved by the Board of Directors, which we also plan to restructure by adding Directors to expand.

We are subject to many risks and there is no assurance of success in our plans.

CHINA MARKET/DEMOGRAPHICS

We believe the country (China), where we primarily seek to pursue our core business, offers a tremendous emerging marketplace of consumers. It is key to our business and plans, first in importance in understanding who we are and what we may achieve, and the country when coupled with both are favorable status with the paternal but market savvy government and certain government related contract rights, we face the potential for major marketing, sales and revenues, subject of course to many factors like obtaining sufficient capital funding and being successful in our business plans.

Foreign direct investment in China has increased rapidly in the last twenty years and the investment environment has further improved to encourage foreign and local investors to invest in fields other than those considered by the government of China to be sensitive. Distribution channels have been opened up to new foreign investment subject to China government guidelines. Many companies are involved in the electronic and traditional publishing and distribution of literary and entertainment material. There are competitors with greater financial resources than us.

PAST BUSINESS DEVELOPMENT

Since formation and up to September 4, 2004, our Company was considered an inactive development stage enterprise. On October 12, 2004, we changed our name from "Camden Mines Limited" to our current corporate name "Xinhua China Ltd." The change in corporate name reflected plan of acquiring an interest in the Chinese book distribution giant" Xinhua Circulation & Distribution ("Xinhua C&D"). Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refer to Xinhua China Ltd.

XINHUA CIRCULATION & DISTRIBUTION-HISTORY

Major Agreement/National Rights. During September 2004, pursuant to the terms and provisions of an investment agreement (the "Investment Agreement") among our two subsidiaries, identified below, Pac-Poly and Beijing Boheng and Xinhua Bookstore (Main Store) ("Xinhua Bookstore"), we acquired a 57.67% interest in the publication distribution business in the People's Republic of China (the "National Rights"). We reduced our interest in Beijing Boheng: effective December 31, 2006, we disposed of our approximately 95% equity interest in our subsidiary, Beijing Boheng. Recent Event: On August 25, 2008, the Company and the Purchaser of Boheng agreed to terminate the consummation of acquisition of Boheng whereby the 70,500,000 shares representing 96.58% of interests in Boheng as held by the Purchaser will be transferred back to the Company in consideration of the forbearance of Note Receivable $1,625,000 representing the unpaid balance of the purchase price. Please also refer to the Company Financial Statements for further details. The statements herein regarding Boheng, the "Note" and related should be considered in light of this recent event.


The National Rights amount to the ability for our Company, subject to funding and certain other considerations, to develop, and institute a marketing, sales and distribution plan in the country of China, a major market, as to publications mostly of a consumer oriented nature. (See, China Market/Demographics.)

In accordance with the terms and provisions of the Investment Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company called Xinhua Circulation & Distribution ("Xinhua C&D").

Xinhua C&D is presently primarily a book distribution enterprise.

Rise of Electronic Media/Shift. We had originally intended to help guide Xinhua C&D through the modernization and growth of its systems and distribution strategies. Realizing the large investment in real estate, equipment, fixed assets requirements to achieve modernization and growth, as well as the shifting of reading habits to a digital format and a dynamic and growing digital youth (age 12-25) comprising over 50% of the population, our management, after very careful consideration, effective May 31, 2006, revised our business focus to instead concentrate on the growing opportunity in online content distribution, co-publishing, and digital rights management. While executing this strategy, we will continue to maximize our strategic position in the publishing industry by utilizing the connections and channels we have established as a result of our interest in Xinhua C&D.

Significant Debt Reduction. As a result of the decision to focus on digital media and co-publishing, we were able to renegotiate our financial commitment to Xinhua C&D and eliminate the requirement to invest a further $16,700,000 into Xinhua C&D. As of May 31, 2006, we reduced our ownership interest in Xinhua C&D to 7.98%. The reduction in ownership does not, however, reduce our government granted rights to undertake the projected lucrative business of distribution of publications. Xinhua C&D will remain focused on traditional distribution services for Chinese book publishers throughout China, and is expected to provide procurement services for our online e-commerce initiative. In other words, we still have the electronic distribution rights.

CURRENT SUBSIDIARIES

         PAC-POLY INVESTMENTS LIMITED

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

As of the date of this Annual Report, we hold of record 100% of the total issued and outstanding shares of Pac-Poly, which is our wholly-owned subsidiary and we are completing the reversal of a past transaction, discussed below, so that we receive back our 96.58% interest in Boheng and now own it also.

         BEIJING JOANNES INFORMATION TECHNOLOGY CO. LT.

On May 9, 2006, we formed Beijing Joannes Information Technology Co. Lt. ("Beijing Joannes"), as our Chinese wholly owned subsidiary, to launch a digital media content initiative. We hold of record 100% of the total issued and outstanding shares of Beijing Joannes. Beijing Joannes was formed for the purpose of launching a digital media content initiative. The business focus is building online communities with connectivity to an ecommerce engine, which allows for the online purchase of e-books, e-audio, and computer games. Hard copies of books can also be purchased through the portal. We believe a unique customer loyalty program and digital redemption or trade-in strategy will be a market differentiator.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our principal executive office at YuanJia International Apartment, Building #1, Suite 304, No. 40 Dongzhong Street, Dongcheng District, Beijing.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the OTC Bulletin Board (OTC BB) under the symbol XHUA. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the OTC BB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

QUARTER ENDED                HIGH BID          LOW BID

June 30, 2008                $0.005            $0.003
March 31, 2008               $0.004            $0.002
December 31, 2007            $0.011            $0.011
September 30, 2007           $0.03             $0.025
June 30, 2007                $0.07             $0.04
March 31, 2007               $0.23             $0.19



As of September 26, 2008, we had 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 1,000 such beneficial owners of our common stock. While Management has a goal of improving corporate value, share price and liquidity, there is no guarantee this will occur.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors and we do not anticipate dividends in the near future.

SECURITIES  AUTHORIZED  FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Xinhua China Ltd. Stock Option Plan. The purpose of the Stock Option Plan is to advance our interests and our shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership in us. Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the "Stock Options and Incentives") will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees, consultants or advisors. A maximum of 20,000,000 shares of common stock have been reserved under the Stock Option Plan. Options may be granted for a term not exceeding ten years from the date of grant. Under the Stock Option Plan, the Board of Directors previously authorized the grant of 4,255,000 The entire 4,255,000 Stock Options, previously authorized, have expired by their terms as of June 30, 2007.

The table below presents the securities authorized for issuance with respect to the Stock Option Plan as of June 30, 2008:

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
PLAN CATEGORY                                                  (A)                      (B)                      (C)

EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS

Stock Options                                                          -0-                                        20,000,000

Total Stock Options                                                    -0-                                        20,000,000

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS

Warrants                                                           622,690                 $4.60                           0

                                                                   835,000              $0.00001                           0

                                                                   100,000                 $1.47                           0

Total warrants                                                   1,557,690

Total                                                            1,557,690


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

In the event an optionee who is one of our directors, officers, employees (employee also encompasses consultants and advisors where such is appropriate or where such is intended by the Board or by a particular grant under the Stock Option Plan) (each an "Employee") has his employment terminated by us, except if such termination is voluntary or occurs due to retirement with the consent of the Board or due to death or disability, then the Stock Option, to the extent not exercised, shall terminate on the date on which the Employee's employment with us is terminated. If an Employee's termination is voluntary or occurs due to retirement with the consent of the Board, then the Employee may after the date such Employee ceases to be one of our employees, exercises his Stock Option at any time within three (3) months after the date he ceases to be one of our Employees, but only to the extent that he was entitled to exercise it on the date of such termination. To the extent that the Employee was not entitled to exercise the Stock Option at the date of such termination, or if he does not exercise such Stock Option (which he was entitled to exercise) within the time specified herein, the option shall terminate. In no event may the period of exercise in the case of Incentive Options extend more than three (3) months beyond termination of employment.

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

Our shares  may be  subjected  to  additional  sales  practice  requirements  on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). The broker/dealer may need to make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Other compliance rules may apply.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended June 30, 2008, we sold or issued stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements. These transactions were conducted under one or more possible exemptions from registration such as
Section 4(2) of the Securities Act of 1933, as amended, or Regulation D of the Commission. Securities were marked as restricted securities.

FORBEARANCE AND SETTLEMENT AGREEMENT

Effective December 29, 2006, we entered into a forbearance and settlement (the "Forbearance and Settlement Agreement") with Cornell Capital Partners, L.P. ("Cornell") and Highgate House Funds, Ltd. ("Highgate"). In accordance with the terms and provisions of the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the securities purchase agreement dated November 23, 2005, as amended on March 23, 2006 (the "Securities Purchase Agreement") previously entered into with Cornell and Highgate. See "Item Management's Discussion and Analysis or Plan of Operation."

In addition, Highgate may exercise its rights to purchase warrant shares pursuant to the Warrant issued to it under the Securities Purchase Agreement on a cashless basis. During fiscal year ended June 30, 2008, we issued an aggregate of 44,016,843 shares of our common stock to Highgate pursuant to the exercise by Highgate of its rights to purchase warrant shares pursuant to the Warrant.

MARKET CONSIDERATIONS

Our Company is suffering from stock price and volume volatility issues. In simple terms, these may be attributed to a variety of factors, in our opinion, and this may include natural, as in the case of downward trends in the stock market, or man made, as in the case of potential profiting on our stock through abusive short selling tactics. These factors are broad, like the market concerns involving the economy, and more specific like the lack of any responsible promotion and public relationships such as market awareness campaigns, mostly non-existent, and also possibly due to stock conversion or similar debt retirement relationships that may be driving down the stock price or potentially not allowing upward movement. We are reviewing possible options and actions considering the advice of lawyers and others taking into consideration the regulatory environment, recent, seeking to stop short selling, and what may be favorable potential judicial support in light of the many abuses small companies face from market "players," and public and government pressure to end short selling and seeking to stop market manipulation. We are considering our trading history and the actions of shareholders, creditors and others on our stock trading. While we have not completed a review, nor can we say any conclusions at this time, we intend or at least hope to vigorously analyze prior and current credit and stock related obligations, including those developed in the past, current relationships, and other factors, and it may, no assurance, be a change in circumstance through settlement, suit, government complaints against firms, or other actions all as legally permissible and reasonable.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION.

OVERVIEW

Effective December 31, 2006, we disposed of our approximately 95% equity interest in our subsidiary, Beijing Boheng, which resulted in a net gain of $2,155,519 incurred during fiscal year ended June 30, 2007. We need capital to implement our plans. We don't expect to fund our business from cash flow until later in the future. We are burdened with obligations but also see ourselves as having tremendous opportunities if we can improve our plans, obtain capital and restructure ourselves to a certain extent.

Recent Event: On August 25, 2008, the Company and the Purchaser of Boheng agreed to terminate the consummation of acquisition of Boheng whereby the 70,500,000 shares representing 96.58% of interests in Boheng as held by the Purchaser will be transferred back to the Company in consideration of the forbearance of Note Receivable $1,625,000 representing the unpaid balance of the purchase price. Please also refer to the Company Financial Statements for further details. The statements herein regarding Boheng, the "Note" and related should be considered in light of this recent event.

RESULTS OF OPERATION

FOR FISCAL YEAR ENDED JUNE 30, 2008 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2007.

         REVENUES AND GROSS MARGIN

During fiscal year ended June 30, 2008, we had net revenue of $-0- as compared to net revenue of $153,286 during fiscal year ended June 30, 2007 after taking into account sales discounts and sales return allowances. Our cost of sales for fiscal year ended June 30, 2008 was $-0- compared to cost of sales for fiscal year ended June 30, 2006. Cost of sales consisted of purchased costs to publishers and depreciation of property, plant and equipment. Net revenue and cost of sales decreased proportionately with the decrease in revenues during fiscal year ended June 30, 2008 compared with fiscal year ended June 30, 2007 due to the divesture of our interest in Xinhua C&D. Gross profit margin was 5.4% for fiscal year ended June 30, 2007.

         OPERATING EXPENSES

Our total operating expenses were $374,767 for fiscal year ended June 30, 2008 as compared to total operating expenses of $2,997,598 for fiscal year ended June 30, 2007. During fiscal year ended June 30, 2008, our selling, general and administrative expenses consisted of: (i) allowance for doubtful accounts of $-0- (2007: $1,500,000); (ii) legal and professional fees of $108,111 (2007:
$279,815);  (iii) office expenses of $14,162 (2007: $91,085);  (iv) salaries and benefits of $99,117 (2007:  286,015);  (v) shipping and freight of $9,557 (2007:
$241); (vi) vehicle expense of $13,595 (2007: $33,761); and (vii) other expenses of $130,225 (2007: $806,683). The decrease in operating expenses during fiscal year ended June 30, 2008 as compared June 30, 2007 was due to the corresponding decrease in net revenues and decrease in scope and scale of business operations. These associated expenses included in selling, general and administrative expenses correspondingly decreased due to the divesture of our interest in Xinhua C&D.

Selling, general and administrative expenses decreased based on a substantial decrease in allowance for doubtful accounts from $1,500,000 during fiscal year ended June 30, 2007 to $-0- during fiscal year ended June 30, 2008. Selling, general and administrative expenses also decreased based on a decrease in legal and professional fees from $279,815 during fiscal year ended June 30, 2007 to $108,111 during fiscal year ended June 30, 2008. The fees represent payments to consultants and professional in relation to our fund raising of issuance of convertible debentures primarily to Cornell and Highgate and other legal and financial matters. Selling, general and administrative expenses further decreases based on a decrease in salaries and benefits from $286,015 during fiscal year ended June 30, 2007 to $99,117 during fiscal year ended June 30, 2008.

         NET GAIN ON DISPOSAL OF BEIJING BOHENG

Effective December 2006 and in accordance with the terms and provisions of the Disposal Agreement, we disposed of our 95% equity interest in our subsidiary, Beijing Boheng, for cash consideration in the approximate amount of $1,875,000. The disposal of our equity interest was to assist in the repayment of funds due and owing to Cornell and Highgate. Effective December 29, 2006, we entered into the Forbearance and Settlement Agreement with Cornell and Highgate. See "Material Commitments". This disposal provided a gain in the amount of $2,055,947 during fiscal year ended June 30, 2007, which is calculated below:

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

         GAIN ON DEBT RESTRUCTURING

On December 29, 2006, we completed the debt restructuring with Cornell and Highgate under the terms and provisions of the Forbearance and Settlement
Agreement. In accordance with the terms and provisions of the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the Securities Purchase Agreement previously entered into with Cornell and Highgate on November 23, 2005 and as amended March 23, 2006, and those certain convertible debentures in the amount of $1,250,000 to Highgate dated November 23, 2005 and $2,000,000 to Cornell dated March 23, 2006 (collectively, the "Convertible Debentures"). See "Material Commitments."

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
                                                                    ___________
                                                                    $ 1,500,132

         INTEREST EXPENSE

We incurred $383,928 in interest expense during fiscal year ended June 30, 2008 as compared to $1,032,448 incurred as interest expense during fiscal year ended June 30, 2007. Interest expense of $383,928 incurred during fiscal year ended June 30, 2008 consisted of: (i) $314,865 (2007: $961,544) in imputed interest charged on loans from shareholders; (ii) $19,435 (2007: $70,904) in interest on loans from related parties; and (iii) $49,628 (2007: $-0-) in interest expense from the amortization of deferred financing cost and discount on convertible debenture.

We incurred a net loss of ($690,924) for fiscal year ended June 30, 2008 compared to a net loss of ($608,630) incurred during fiscal year ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JUNE 30, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended June 30, 2008, our current assets were $2,298,746 and our current liabilities were $2,749,336, resulting in a working capital deficit of $450,590. As at fiscal year ended June 30, 2008, current assets were comprised of: (i) $38,733 in cash and cash equivalents; (ii) $411,782 in net accounts receivable; (iii) $1,625,000 in note receivable; and (iv) $223,231 in other receivables and prepayments. The note receivable represents the sales proceeds receivable from the disposal of Beijing Boheng in accordance with the terms and provisions of the Disposal Agreement. Pursuant to the provisions of the Disposal Agreement, the sales proceeds are receivable in five installments and are due in full no later than July 31, 2008. As of the date of this Annual Report, the scheduled payments of $375,000, $375,000, $250,000, $625,000 due
September  30,  2007,  October 31,  2007,  January  31, 2008 and July 31,  2008,
respectively, remain unpaid. The balance is unsecured and interest-free. As at fiscal year ended June 30, 2008, our current liabilities were comprised of: (i) $1,095,538 in accounts payable and accrued liabilities; (ii) $1,635,443 in current portion of loans payable; and (iii) $18,355 in deferred revenue. See " - Material Commitments."

As at fiscal year ended June 30, 2008, our total assets were $2,372,532 comprised of: (i) $2,298,746 in current assets; and (ii) $73,786 in net property, plant and equipment. The increase in total assets during fiscal year ended June 30, 2008 from fiscal year ended June 30, 2007 was primarily due to the long-term portion of note receivable in the amount of $1,625,000.

As at fiscal year ended June 30, 2008, our total liabilities were $9,217,853 comprised of: (i) $2,749,336 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $5,410,256 in loans from shareholders. The slight increase in total liabilities during fiscal year ended June 30, 2008 from fiscal year ended June 30, 2007 was primarily due to the increase in loans from shareholders.

Stockholders'   deficit  decreased  from  ($6,664,709)  for  June  30,  2007  to
($6,845,321) for June 30, 2008.

         OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. During fiscal year ended June 30, 2008, net cash flow used in operating activities was ($111,775) compared to net cash flow used in operating activities of ($2,908,974) during fiscal year ended June 30, 2007. Net cash flow used in operating activities during fiscal year ended June 30, 2008 consisted primarily of a net loss of ($690,924) adjusted by $466,703 in imputed interest expense and $13,768 in amortization of deferred imputed interest from note receivable. Changes in assets and liabilities consisted of an increase of $226,536 in accounts receivable, $22,045 in other receivables and prepayments and $55,072 in deferred revenue, and a decrease of $402,331 in accounts payable and accrued liabilities. Net cash flowed used in operating activities during fiscal year ended June 30, 2007 consisted primarily of a net loss of ($608,030) adjusted by $24,834 in stock based compensation, $265,080 in net gain on deconsolidation of a subsidiary, $1,032,448 in imputed interest expense, $1,500,000 in allowance for doubtful accounts, $1,500,000 in loss on discontinuance of Vancouver office and ($2,055,947) in net gain on deconsolidation of a subsidiary. Changes in assets and liabilities consisted of an increase of $185,246 in accounts receivable, $1,625,000 in note receivable and $140,270 in other receivables and prepayments, and a decrease of $125,703 in accounts payable and accrued liabilities and $73,427 in deferred revenue.

         INVESTING ACTIVITIES

During fiscal year ended June 30, 2008, net cash flow used in investing activities was ($59,692) compared to net cash flow used in investing activities of $-0- for fiscal year ended June 30, 2007. Net cash flow used in investing activities during fiscal year ended June 30, 2008 was primarily the result of the purchase of plant and equipment in the amount of $59,692.

         FINANCING ACTIVITIES

During fiscal year ended June 30, 2008, net cash flow sourced from financing activities was $178,067 compared to net cash flow sourced from financing activities of $2,723,151 for fiscal year ended June 30, 2007. Net cash flow from financing activities during fiscal year ended June 30, 2008 pertained primarily to $329,826 received as loans from shareholders and $441 received as proceeds from convertible debenture offset by ($152,200) in repayment of loan payable. Net cash flow from financing activities during fiscal year ended June 30, 2007 pertained primarily to $2,902,247 received as loans from shareholders offset by ($179,096) in repayment of loan payable.

         PLAN OF OPERATION

The local and regional distribution business for books is competitive and fragmented in China. Estimates range up to 500 as to the number of entrants in this field. It is our plan that economy of scale, relationships with Chinese publishers and also with sub-distributors and retailers and our nationwide scope which allows us the flexibility to distribute books in any region should assist us in creating, maintaining and enhancing our competitive position.

Our goal is to expand our business to include electronic sales, delivery and distribution of media contents. We also plan to partner with foreign publishers to provide foreign media contents in China. We seek to achieve our goal on a national scale to maximize opportunities in one of the largest and fastest growing economies in the world.

To execute on our strategy to become a digital media company we formed our new subsidiary, Beijing Joannes. Beijing Joannes is intended to facilitate our digital media business and it is expected to distribute all digital content for Xinhua C&D and others. Beijing Joannes has anticipated in operating its business to consumer (B2C) e-commerce portal as www.geezip.com, and expects to allow customers to purchase electronic and hard copies of books on-line.

We expect to also establish a co-publishing company which anticipates on co-publishing agreements with both domestic and foreign publishers, publishing both hard copy and digital works.

Existing working capital, further advances and possible debt instruments, warrant exercises, further private placements, monetization of existing assets, and anticipated cash flow are being considered. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders. In connection with our business plan, Management will delay additional increases in operating expenses and capital expenditures. We intend to utilize our best efforts to settle current finance accounts payables and liabilities with further issuances of securities, debt and or advances, monetization of existing assets, and revenues, if any, from operations. We will need to raise additional capital and revenues to meet both short term and long-term operating requirements.

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including: (i) reductions in headcounts and corporate overhead expenses; and (ii) continue to develop e-commerce business through Beijing Joannes. We believe that these actions will enable us to improve future profitability and cash flow in our continuing operations through June 30, 2009. The report of the independent registered public accounting firm that accompanies our June 30, 2008 and June 30, 2007 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

LOANS PAYABLE/CONVERTIBLE DEBENTURE

During 2008/9, a material commitment for us relates to the Forbearance and Settlement Agreement with Cornell and Highgate. On December 29, 2006, we completed the debt restructuring with Cornell and Highgate under the Forbearance and Settlement Agreement. Pursuant to the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the Securities Purchase Agreement previously entered into by us with Cornell and Highgate dated November 23, 2005 and amended on March 23, 2006, and the two convertible debentures in the amounts of $1,250,000 to Highgate dated November 23, 2005 and $2,000,000 to Cornell dated March 23, 2006 (collectively, the "Convertible Debentures") in accordance with the terms and conditions set forth in the Forbearance and Settlement Agreement.

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

The payment plan under the Forbearance and Settlement Agreement is as follows:

                                                              Conversion of
         Payment Date            Cash Payment                   Debenture
         ________________    ______________________       _____________________
         March 10, 2007      $              250,000                     250,000
         June 30, 2007                      375,000                     375,000
         October 31, 2007                   375,000                     375,000
         January 31, 2008                   250,000                     250,000
         July 31, 2008                      625,000                     625,000
                             ______________________       _____________________
                             $            1,875,000                   1,875,000
                             ======================       =====================

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During fiscal year ended June 30, 2008, Cornell and Highgate converted 44,016,843 shares against the outstanding amount at a total conversion price of $152,200.

LOANS FROM SHAREHOLDERS

A material commitment for us relates to the loans from shareholders. The outstanding amount of $5,410,256 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal year ended June 30, 2008, we calculated imputed interest expense of $961,544 in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements.

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

EQUITY BASED COMPENSATION

The Company adopts SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" using the fair value method.

The Company uses the Black-Scholes Option Pricing Model to estimate the fair value of options. The weighted average fair value of options granted during the years ended June 30, 2007, 2006, and 2005 was $0.32, $1.02, and $1.54 per share, respectively. Weighted average assumptions used in the valuation for the years ended June 30, are summarized below:
                                                     2007       2006      2005
                                                     ____       ____      ____
         Risk free interest rate (%)                 4.07%      5.01%     3.26%
         Dividend yield (%)                          0.00%      0.00%     0.00%
         Expected life of option grants (years)      2.38%      5.00%     3.77%
         Expected volatility of option grants (%)   1,181%     80.00%    80.00%

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115" (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), BUSINESS COMBINATIONS, ("SFAS 141(R)"). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on our results of operations, although we are not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. We do not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability
(debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

We are currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on our consolidated results of operations and financial condition.

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

INTEREST RATES

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

ITEM 7. FINANCIAL STATEMENTS

INDEX TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm..

Consolidated Balance Sheet as of June 30, 2008.

Consolidated Statement of Income For the Year Ended June 30, 2008.

Consolidated Statement of Stockholders' Equity as of June 30, 2008.

Consolidated Statement of Cash Flows For the Year Ended June 30, 2008.

Notes to Consolidated Financial Statements.







                                XINHUA CHINA LTD.

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2008

                             (STATED IN US DOLLARS)





XINHUA CHINA LTD.



CONTENTS                                                                   PAGES

Report of Registered Independent Public Accounting Firm                       F1

Consolidated Balance Sheet                                               F2 - F3

Consolidated Statement of Income                                              F4

Consolidated Statement of Stockholders' Equity                                F5

Consolidated Statement of Cash Flows                                          F6

Notes to the Financial Statements                                       F7 - F27

Board of Directors and Stockholders
Xinhua China Ltd.

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Xinhua China Ltd. and its subsidiaries ("the Company") as of June 30, 2008, and the related consolidated statement of operations, stockholders' equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2008 and the consolidated results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



South San Francisco, California                        Samuel H. Wong & Co., LLP
July 12, 2008                                       Certified Public Accountants


                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2008
                             (STATED IN US DOLLARS)

                                                        NOTES           2008               2007               2006
                                                                    ____________       ____________       ____________

ASSETS
        CURRENT ASSETS

          Cash and cash equivalents                      3D               38,733       $      2,733            224,192
          Accounts receivable, NET                       3E              411,782            185,246                  -
          Receivable from trustee                                              -                  -          1,500,000
          Note receivable                                 4            1,625,000          1,000,000                  -
          Other receivables and prepayments               5              223,231            201,186             60,916
                                                                    ____________       ____________       ____________
             Total Current Assets                                      2,298,746       $  1,389,165          1,785,108


        LONG-TERM ASSETS
          Property, plant & equipment, NET              3F,6              73,786             14,094            129,566
          Note receivable, long-term portion                                   -            625,000                  -
                                                                    ____________       ____________       ____________
             Total Long-term Assets                                       73,786            639,094            129,566
                                                                    ____________       ____________       ____________

             Total Assets                                           $  2,372,532       $  2,028,259       $  1,914,674
                                                                    ============       ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY

        LIABILITIES
          CURRENT LIABILITIES
          Accounts payable and accrued liabilities        7            1,095,538            693,207            567,504
          Deferred revenue                                                18,355             73,427                  -
          Current portion of loans payable               3S,8          1,635,443          1,787,643                  -
                                                                    ____________       ____________       ____________
             Total Current Liabilities                                 2,749,336          2,554,277            567,504

          LONG-TERM LIABILITIES
          Loans payable                                  3S,8          1,058,261          1,058,261          4,347,234
          Loans from related parties                      3Q                   -                  -                  -
          Loans from shareholders                         9            5,410,256          5,080,430          3,784,432
                                                                    ____________       ____________       ____________
             Total Long-term Liabilities                               6,468,517          6,138,691          8,131,666

             Total Liabilities                                         9,217,853          8,692,968          8,699,170
                                                                    ____________       ____________       ____________


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2008
                             (STATED IN US DOLLARS)



                                                 NOTE           2008               2007               2006
                                                            ____________       ____________       ____________

Minority Interest                                                      -                  -                  -

STOCKHOLDERS' EQUITY

  Common Stock $0.00001 Par Value
  500,000,000 Shares Authorized;
  98,655,733, 54,638,890, and 61,779,765
  shares issued and outstanding at June 30,
  2008, 2007, and 2006 accordingly.               10                 987                546                618
  Additional paid in capital                                  10,903,997         10,423,526          9,684,907
  Accumulated other comprehensive income                          38,149              8,749             19,478
  Accumulated deficit                                        (17,788,454)       (17,097,530)       (16,489,499)
                                                            ____________       ____________       ____________
      Total Stockholders' (Deficit)/Equity                    (6,845,321)        (6,664,709)        (6,784,496)
                                                            ____________       ____________       ____________

  Total Liabilities & Stockholders' Equity                  $  2,372,532       $  2,028,259       $  1,914,674
                                                            ============       ============       ============














               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                        CONSOLIDATED STATEMENT OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)

                                                         NOTE
                                                                        2008               2007               2006
                                                                    ____________       ____________       ____________

REVENUE

      Revenue, NET                                                  $          -       $    153,286       $ 35,091,024
      Revenue, NET - related parties                                           -                  -          2,536,167
      Cost of Sales, NET                                  3H                   -            144,982         31,239,179
      Cost of Sales, NET - related parties                3I                   -                  -          2,087,027
                                                                    ____________       ____________       ____________
         Gross Profit                                                          -              8,304          4,300,985

OPERATING EXPENSES

      Selling, General, and Administrative
      Expenses                                            14             374,767          2,997,598         18,376,072
      Rental Expenses - related parties                                        -                  -            389,765
                                                                    ____________       ____________       ____________
         Total Operating Expense                                         374,767          2,997,598         18,765,837

                                                                    ____________       ____________       ____________
      Operating Income/(Loss)                                           (374,767)        (2,989,294)       (14,464,852)
                                                                    ____________       ____________       ____________

OTHER INCOME (EXPENSES)

      Other Income                                                        55,127                  -            410,981
      Interest Income                                                          -             41,792            303,355
      Net gain from deconsolidation of a
      subsidiary                                          25                   -                  -          1,769,742
      Gain on disposal of Beijing BoHeng                  15                   -          2,055,947                  -
      Gain on debt restructuring                          17              12,644          1,500,132                  -
      Interest Expense                                    18            (383,928)        (1,032,448)        (2,642,611)
                                                                    ____________       ____________       ____________
         Loss before minority interest and income tax                   (690,924)          (423,871)       (14,623,385)

      Loss on discontinued Operations:
         Loss on discontinued operation of
         Vancouver office, NET OF TAX                                          -           (184,159)                 -
                                                                    ____________       ____________       ____________
      Income/(Loss) before minority interest and                        (690,924)          (608,030)       (14,623,385)
      income tax
      Minority interest in net loss of
      consolidated subsidiaries                                                -                  -          3,785,756
                                                                    ____________       ____________       ____________

Loss before Income Tax                                                  (690,924)          (608,030)       (10,837,629)


Income Tax                                              3M,19                  -                  -                  -

                                                                    ____________       ____________       ____________

Net Loss                                                            $   (690,924)      $   (608,030)      $(10,837,629)
                                                                    ============       ============       ============

Basic & Diluted Earnings Per Share                      3N,23       $     (0.011)      $    ( 0.011)      $      (0.17)

                                                                    ============       ============       ============

Weighted Average Shares Outstanding                                   65,400,512         57,723,668         61,779,765
                                                                    ____________       ____________       ____________


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               AS OF JUNE 30, 2007
                             (STATED IN US DOLLARS)

                                                      ADDITIONAL                           OTHER
                            NUMBER OF      COMMON       PAID IN      COMPREHENSIVE     COMPREHENSIVE     ACCUMULATED
                             SHARES        STOCK        CAPITAL      INCOME (LOSS)     INCOME (LOSS)       DEFICIT         TOTAL
                           ___________     ______     __________     ____________      _____________        ___________    _________

Balance, July 1, 2005       61,779,765        618      5,855,525       (5,651,817)             53        ( 5,651,871)       204,325

Stock-based
   compensation                      -          -      3,526,086                -               -                  -      3,526,086

Imputed interest on
   interest free
   advances from
   related parties                   -          -        267,296                -               -                  -        267,296

Components of
   comprehensive
   income(loss) -
   Foreign currency
   translation                       -          -              -           19,425          19,425                  -         19,425

Net Loss for year                    -          -              -      (10,837,629)              -        (10,837,629)   (10,837,629)
                           ___________     ______     __________     ____________         _______        ___________    ___________
Balance, June 30, 2006      61,779,765        618      9,684,907      (16,470,021)         19,478        (16,489,500)    (6,784,497)
                           ===========     ======     ==========     ============         =======        ===========    ===========

Balance, July 1, 2006       61,779,765        618      9,684,907      (16,470,021)         19,478        (16,489,500)    (6,784,497)

Additional Paid-in
   Capital                           -          -        738,619                -               -                  -        738,619

Cancellation of out-
   standing shares         (10,000,000)      (100)             -                -               -                  -           (100)

Issuance of shares to
   Highgate                  2,859,125         28              -                -               -                  -             28

Foreign Currency
   translation                       -          -              -          (10,729)        (10,729)                 -        (10,729)

Net Loss for year                    -          -              -         (608,030)              -           (608,030)      (608,030)
                           ___________     ______     __________     ____________         _______        ___________    ___________
Balance, June 30, 2007      54,638,890        546     10,423,526      (17,088,780)          8,749        (17,097,530)    (6,664,709)
                           ===========     ======     ==========     ============         =======        ===========    ===========

Balance, July 1, 2007       54,638,890        546     10,423,526      (17,088,780)          8,749        (17,097,530)    (6,664,709)

Additional Paid-in
   Capital                           -          -        151,760                -               -                  -        151,760

Imputed interest on
   interest free
   advances from
   related party                     -          -        328,711                -               -                  -        328,711

Issuance of shares to
   Highgate                 44,016,843        441              -                -               -                  -            441

Foreign Currency
   translation                       -          -              -           29,400          29,400                  -         29,400

Net Loss for year                    -          -              -         (690,924)              -           (690,924)      (690,924)
                           ___________     ______     __________     ____________         _______        ___________    ___________
Balance, June 30, 2008      98,655,733        987     10,903,997      (17,750,304)         38,149        (17,788,454)    (6,845,321)
                           ===========     ======     ==========     ============         =======        ===========    ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)

                                                                                     2008               2007               2006
                                                                                  __________       ____________       _____________

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Loss/(Loss)                                                            $ (690,924)      $   (608,030)      $ (10,837,629)
       Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation                                                                   -             24,834             614,054
            Stock-based compensation                                                       -            265,080           3,562,086
            Net gain on deconsolidation of a subsidiary                                    -         (2,055,947)         (1,769,743)
            Minority interest in net loss of consolidated subsidiaries                     -                  -          (3,785,756)
            Amortization of deferred financing costs and fair value
            conversion feature                                                             -                  -           1,357,774
            Imputed interest expense                                                 466,703          1,032,448             267,296
            Allowance for doubtful accounts                                                -          1,500,000                   -
            Loss on Vancouver office discontinuation                                       -            184,159           2,540,008
            Provision on slow moving inventories                                           -                  -           4,765,219
            Amortization of deferred imputed interest from note receivable            13,768                  -                   -

       Changes in assets and liabilities:
            Decrease/(Increase) Accounts receivable                                 (226,536)          (185,246)                  -
            Decrease/(Increase) Note Receivable                                            -         (1,625,000)                  -
            Decrease/(Increase) Other receivables and prepayments                    (22,045)          (140,270)            (53,312)
            Decrease/(Increase) Accounts Payable and accrued liabilities             402,331            125,703              32,254
            Decrease/(Increase) in Deferred Revenue                                  (55,072)            73,427                   -
                                                                                  __________       ____________       _____________
       Cash Sourced/(Used) in Operating Activities                                  (111,775)        (2,908,974)
                                                                                                     (3,307,749)         (3,307,749)
                                                                                  __________       ____________       _____________

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash acquired in connection with acquisition of Xinhua C&D                          -                  -                   -
       Advances to trustee                                                                 -                  -          (1,500,000)
       Purchase of plant and equipment                                               (59,692)                 -            (147,715)
                                                                                  __________       ____________       _____________
                                                                                                              -
       Cash Used/(Sourced) in Investing Activities                                   (59,692)         1,647,715          (1,647,715)
                                                                                  __________       ____________       _____________

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from convertible debenture                                               441                  -           2,989,460
       Repayment of Loan Payable                                                    (152,200)          (179,096)                  -
       Loans from shareholders                                                       329,826          2,902,247             832,860
                                                                                  __________       ____________       _____________
       Cash Sourced/(Used) in Financing Activities                                   178,067          2,723,151           3,822,320
                                                                                  __________       ____________       _____________


NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS FOR THE YEAR                        6,600           (185,823)         (1,133,144)

EFFECT OF CURRENCY TRANSLATION                                                        29,400            (35,636)             19,425

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                           2,733            224,192           1,336,269

                                                                                  __________       ____________       _____________
CASH & CASH EQUIVALENTS AT END OF YEAR                                            $   38,733       $      2,733       $       2,550
                                                                                  ==========       ============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expenses                                                   $   55,217       $     70,904       $   1,017,541
                                                                                  ==========       ============       =============

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


1.   ORGANIZATION AND BUSINESS BACKGROUND

     Xinhua China Ltd. (the "Company", formerly Camden Mines Limited) was incorporated in the State of Nevada, United States of America, on September 14, 1999. Until September 2004, the Company was a non-operating shell company and considered as a development stage enterprise since its inception. Effective from October 12, 2004, the Company changed to its current name. The Company established an office in Vancouver, Canada;
     however, this office was closed down in December 2006. The Company established its principal executive office at Suite 304, Building #1, YuanJia International Apartment, No. 40 Dongzhong St., Dongcheng District, Beijing 100027 People's Republic of China.

     As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98%. Subsequent to the deconsolidation of Xinhua C&D, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. ("Joannes").

     Details of the Company's subsidiaries as of June 30, 2008 are described below:

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

     As of June 30, 2008, the Company had no working capital but current liabilities exceeding current assets by $450,590 and an accumulated deficit of $17,788,454 due to the fact that the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


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

     (E.) ACCOUNTS RECEIVABLE, NET

          Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness, and the economic environment.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


     (F.) PROPERTY, PLANT, AND EQUIPMENT, NET

          Property, plant, and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

           ASSET CLASSIFICATION              DEPRECIABLE LIFE

          Land Use right                          50 years
          Buildings                               50 years
          Motor vehicles                      8 - 10 years
          Equipment and machinery              5 - 8 years
          Leasehold improvement                    2 years

          Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant, and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

     (G.) IMPAIRMENT OF LONG-LIFE ASSETS

          In accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF', a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets, if any, to determine whether the carrying values are not impaired.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


          demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, "REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS".

          Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations. EITF No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the year ended June 30, 2008, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

     (K.) ADVERTISING EXPENSES

          The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "REPORTING FOR ADVERTISING COSTS". For the period ended June 30, 2008, advertising expenses amount to zero.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


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

     (N.) LOSS PER SHARE

          The Company calculates loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 98,655,733 of common stock at June 30, 2008 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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




          EXCHANGE RATES                                  6/30/2008        6/30/2007         6/30/2006
                                                         __________        _________         _________

          Period end RMB : US$ exchange rate                6.8718           7.6248            8.0065
          Average period RMB : US$ exchange rate            7.0726           7.8160            8.0721


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


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

          All material related part  transactions have been disclosed in Note 16
          - Related Party Transactions.

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

          The weighted average fair value of options granted during the years ended June 30, 2007, and 2006, was $0.32, and $1.02 per share, respectively. Weighted below:

                                                        2007       2006

          Risk free interest rate (%)                   4.07%      5.01%
          Dividend yield (%)                            0.00%      0.00%
          Expected life of option grants (years)        2.38       5.00
          Expected volatility of option grants (%)     1,181%     80.00%

          No options were granted during the year ended June 30, 2008.

          Detailed movement of stock-based compensation has been disclosed in the Note 11-Stock Option Plan.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


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

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

          In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


          In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

          The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.


4.   NOTE RECEIVABLE

     The amount represents the sales proceeds receivable from the disposal of Boheng. Pursuant to the Disposal Agreement, the sales proceeds are receivable in 5 installments and are due in full, no later than July 31, 2008.

         SCHEDULED RECEIPT DATE        APPROXIMATELY        EQUAL TO RMB

         March 10, 2007               $       250,000        2,000,000
         September 30, 2007                   375,000       3,000,000
         October 31, 2007                     375,000       3,000,000
         January 31, 2008                     250,000       2,000,000
         July 31, 2008                        625,000       5,000,000
                                      _______________       __________

         Total                        $     1,875,000       15,000,000
         LESS: Paid                          (250,000)      (2,000,000)
                                      _______________       __________

         Balance at June 30, 2008     $     1,625,000       13,000,000
                                      _______________       __________

     The schedule payments of $375,000, $375,000, $250,000 on September 30, 2007, October 31, 2007, and January 31, 2008, respectively, were still unpaid through June 30, 2008. The balance is unsecured and interest-free.
     The Company calculated the imputed interest income of $13,768 at the current effective rate of 4.82% per annum and reduced from the gain on disposal of a subsidiary. The amount is recognized as deferred revenue and will be amortized as interest income over the terms of repayment period.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)




5.   OTHER RECEIVABLES AND PREPAYMENT

                                                                2008                 2007                  2006

         Advances to employee                         $                  -  $                 -  $               3,792
         Goods and service tax receivable                                -                    -                  1,587
         Other receivables                                               -                    -                  1,249
         Prepayments                                               223,231              201,186                 54,288
                                                           ________________     _______________      __________________
                                                      $            223,231  $           201,186  $              60,916
                                                           ================     ================     ==================

     The carrying amounts of other receivables approximate their fair value.


6.   PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment consist of the following:

                                                                 2008                2007                  2006
         Equipment and machinery                        $           53,108  $            38,928  $              48,986
         Motor vehicles                                             39,458                    -                 33,866
         Leasehold Improvement                                      16,211                    -                 71,933
                                                             ______________     ________________    ___________________
                                                                   108,777               38,928                154,785
         LESS: Accumulated Depreciation                            (34,991)             (24,834)               (25,219)
                                                             ______________     ________________    ___________________
                                                         $          73,786  $            14,094  $             129,566
                                                             ==============     ================     ==================

         Depreciation expense for 2008 was $10,157.

7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of June 30, 2008, 2007, and 2006 consist of the followings:

                                                             2008                   2007                   2006

      Accounts payable                             $           1,095,538   $            693,207   $             1,642
                                                                                                              191,512
      Other payables                                                   -                      -

      Income and business taxes payable                                -                      -                     -
                                                                                                              374,350
      Accrued expenses                                                 -                      -
                                                                                                                    -
      Salaries and benefits payable                                    -                      -
                                                       __________________     __________________     _________________

                                                   $           1,095,538   $            693,207   $           567,504
                                                       ==================     ==================     =================


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


8.   LOANS PAYABLE/CONVERTIBLE DEBENTURE

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


                                                             CONVERSION OF
                                                                 DEBENTURE
     PAYMENT DATE               CASH PAYMENT

     March 10, 2007         $              250,000                     250,000

     September 30, 2007                    375,000                     375,000

     October 31, 2007                      375,000                     375,000

     January 31, 2008                      250,000                     250,000

     July 31, 2008                         625,000                     625,000
                                __________________       _____________________
                            $            1,875,000                   1,875,000
                                ===================      ======================

     The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively. During the year ended June 30, 2008, the debenture holders converted 44,016,843 shares against outstanding loan at a total conversion price of $152,200.

     Loans Payable outstanding as of June 30, 2008 amount to $2,693,704 of which $1,635,443 and $1,058,261 were attributed to current portion and long-term, respectively.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


9.   LOANS FROM SHAREHOLDERS

     The total outstanding amount of $5,410,256 represents cash advanced from shareholders of the Company.

     These shareholders' loans are unsecured and not repayable within the next twelve months. For the year ended June 30, 2008, there was $328,711 imputed interest, at 6.00% per annum, recorded. For the year ended June 30, 2007 the Company calculated the imputed interest expense of $961,544 (2006 and 2005 $267,296 and $70,833, respectively) in relation to interest-free shareholders' loans at its effective interest rate and accounted for it in the consolidated statements of stockholders' equity.


10.  COMMON STOCK AND WARRANTS

     A.   COMMON STOCK

          During 2005, the authorized capital stock of the Company increased from $1,000 consisting of 100,000,000 shares of common stock of par value $0.00001 each to $5,000 consisting of 500,000,000 shares of common stock of par value $0.00001 each.

     B.   WARRANTS

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


          (2)  SHARE PURCHASE WARRANT ISSUED FROM CONVERTIBLE DEBENTURE

               On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants. One share purchase warrants is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010. As of June 30, 2008, 835,000 warrants issued to convertible debenture holders were outstanding which will lead to the issuance of a total of 213,554,987 additional shares of common stock if fully exercised at June 30, 2008.

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

12.  CHINA CONTRIBUTION PLAN

     Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $23,854, $31,527, and $813,418 for each of the years ended 2008, 2007, and 2006, respectively.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


13.  STATUTORY RESERVES

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

14.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES



                                                              2008                   2007                        2006

      Allowance for doubtful accounts                 $                -   $            1,500,000     $             2,540,008
      Legal and professional fees                                108,111                  279,815                   1,009,920
      Allowance for slow moving inventories                            -                        -                   4,765,218

      Office expenses                                             14,162                   91,085                     443,644
      Salaries and benefits                                       99,117                  286,015                   2,621,736
      Shipping and freight                                         9,557                      241                     149,173
      Stock-based compensation                                         -                        -                   3,562,086
      Vehicle expense                                             13,595                   33,761                     108,751
      Other expenses                                             130,225                  806,681                   3,175,536
                                                         ________________     ____________________       _____________________
                                                      $          374,767   $            2,997,598     $            18,376,072
                                                         ================     ====================       =====================

15.  GAIN ON DISPOSAL OF A SUBSIDIARY, BOHENG

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


     This disposal transaction was completed on December 31, 2006 and resulted in a net gain of $2,055,947 calculated as follows:

          Purchase price                                            $  1,875,000

          LESS: Net liabilities disposed as of December 31, 2006

               o Fixed assets, NET                                       99,572
               o current assets                                         251,685
               o Current liabilities                                   (619,399)
                                                                    ___________
                                                                       (268,142)
                                                                    ___________

          Gain on disposal of a subsidiary, Boheng                    2,143,142

          LESS: Imputed interest on note receivable                     (87,195)
                                                                    ___________

          Net gain on disposal of a subsidiary, Boheng              $ 2,055,947
                                                                    ___________

     The purchase price is based on the net book value of Boheng as of December 31, 2006, plus the investment cost of Xinhua C&D which Xinhua China previously contributed, through a subsidiary, Boheng during 2004.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


16.  RELATED PARTY TRANSACTIONS

     1. During the year ended June 30, 2006, Xinhua C&D rented facilities, including office and warehouse, from Xinhua Bookstore, a formerly non-controlling interest stockholder of Xinhua C&D. The total rental expense during the year was $389,765 (RMB 3,149,570).

     2. During the year ended June 30, 2006, Xinhua C&D purchased books totaling $2,087,027 (RMB 16,864,599) from vendors in which Xinhua Bookstore is a major stockholder. The transactions were conducted and acquired in the ordinary course of business and at arms length. These transactions are as follows:



                                                                    2008               2007                 2006

          China Map Publishing House (RMB 2,785,064)          $             -  $                -  $             344,657
          Commercial Press (RMB 5,557,779)                                  -                   -                687,786
          Jieli Publishing House (RMB 433,512)                              -                   -                 53,648
          People's Literature Publishing House (RMB
          3,001,379)                                                        -                   -                371,427
          People's Publishing House (RMB 3,038,151)                         -                   -                375,977
          Sanlian Bookstore (RMB 1,239,853)                                 -                   -                153,434
          The Great Encyclopedia of China Publishing House
          (RMB 808,861)                                                     -                   -                100,098
                                                                 ____________     _______________     __________________
                                                              $             -  $                -  $           2,087,027
                                                                 ============     ===============     ==================



     3. During the year ended June 30, 2006, Xinhua C&D sold books totaling $2,536,167 (RMB 20,493,956) to customers in which Xinhua Bookstore is a major stockholder. The transactions were conducted and acquired in the ordinary course of business and at arms length.



                                                                           2008              2007                2006


Xinhua Audio Video Lease and Distribution Co., Ltd. (RMB 863,161)  $              -   $              -   $          106,818

Beijing Xinhua Qiusuo Books Chain Store Co., Ltd. (RMB 3,598,432)                 -                  -              445,313

Jinhua Books Distribution Co., Ltd. (RMB 8,413)                                   -                  -                1,041

Chengdu Distribution Branch (RMB 5,418,903)                                       -                  -              670,600
                                                                                  -                  -
Liaoning Distribution Branch (RMB 10,605,047)                                     -                  -            1,312,395
                                                                        ____________    _______________     ________________
                                                                   $              -   $              -   $        2,536,167
                                                                        ============     ==============     ================


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


17.  GAIN ON DEBT RESTRUCTURING

     On December 29, 2006, the Company completed a debt restructuring with its Investors, namely Cornell Capital Partners, L.P. ("Cornell") and Highgate House Funds, Ltd. ("Highgate") under the Forbearance and Settlement Agreement (the "Forbearance and Settlement Agreement"). Pursuant to the Forbearance and Settlement Agreement, the Company agreed to make certain payments to the Investors, with respect to the Securities Purchase Agreement (the "Securities Purchase Agreement") entered into between the Company and the Investors on November 23, 2005, as amended on March 23, 2006, on the convertible debentures in the amounts of $1,250,000 (to Highgate on November 23, 2005) and $2,000,000 (to Cornell on March 23,
     2006) (the "Convertible Debentures") in accordance with the terms and conditions set forth in the Forbearance and Settlement Agreement.

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

     As  a  result  of  the  debt  restructuring   arrangement,   the  Company's
     liabilities on warrants, conversions, discounts were discharged resulting to a net gain of $1,500,132 attributable as follows:

     o     Liabilities on Conversion discharged                 $   2,334,198
     o     Liabilities on Warrants discharged                         891,537
     o     Loans discharged                                           225,000
     o     Unamortized discounts                                   (1,950,603)
                                                                _____________
                                                                $   1,500,132
                                                                _____________

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


18.  INTEREST EXPENSE



                                                                   2008               2007              2006

Interest expense from the amortization of deferred
financing cost and discount on convertible debenture       $          49,628  $              -   $     1,357,774
Imputed interest charged                                             314,865           961,544           267,296
Interest on loans from related parties                                19,435            70,904         1,017,541

                                                               _____________      _____________     _____________
                                                           $         383,928   $     1,032,448   $     2,642,611
                                                               ==============     =============     =============


19.  INCOME TAX

     The Company is subject to US corporate taxes at a rate of 35%. Pac-Poly is a BVI company and is not subject to income taxes. Pursuant to the PRC Income Tax Laws, the PRC subsidiaries are generally subject to enterprise income tax ("EIT") at a statutory rate of 33% (30% national income tax plus 3% local income tax). Effective January 1, 2008, PRC government adopted a new uniform tax rate of 25% applicable to domestic and foreign enterprise.

     Neither the Company nor its subsidiaries had any assessable income for the period and so neither provision nor benefit for EIT was recorded for the year ended June 30, 2008.

     Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years' taxable income.

     As of June 30, 2008, valuation allowance of $690,924 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

20.  CONCENTRATION OF RISK

     (A). MAJOR CUSTOMERS AND VENDORS

          100% of the Company's revenues were derived from customers located in the PRC, and there are no customers and vendors who account for 10% or more of revenues and purchases. The Company's assets are all located in the PRC.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


     (B). CREDIT RISK

          There are no concentrations of credit risk because the Company, while in operation, entered into large number of cash sale transactions without deploying financial instruments, which may potentially drive to significant concentrations.

21.  COMMITMENT AND CONTINGENCIES

     The Company leases an office premise under a non-cancelable operating lease for a term of two years from January 1, 2008 to December 31, 2009. The cost incurred under this operating lease is recorded as rental expense and totaled $51,261 for the year ended June 30, 2008. Future minimum rental payments due according to the operating lease until termination at December 31, 2009 are:

                  Within one year                    $  60,026
                  Within year two until termination     45,020
                                                     __________
                                                     $ 105,046
                                                     ==========

22.  NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

     The following table sets forth the computation of basic and diluted net loss per share for the year indicated:



     Basic and diluted net loss per share calculation:             2008                  2007                2006


     (a). Numerator:
       Net loss used in computing basic net loss per share            690,924              608,030           10,837,629

     (b). Denominator:
       Weighted average ordinary shares outstanding                65,400,512           57,723,668           61,779,765


     Basic and diluted net loss per share                    $          0.011       $        0.011           $     0.17



     For the year ended June 30, 2008 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


23.  COMPARATIVE AMOUNTS

     Certain amounts included in prior years' consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity, or net income.

24.  DECONSOLIDATION OF A SUBSIDIARY, XINHUA C&D

     On May 30, 2006, the Company resolved to give up 48.16% equity interest in Xinhua C&D and its effective equity interest was reduced from 56.14% to 7.98%. The reduction in equity interest was to discharge the Company from its obligation to contribute further capital of $16.7 million into Xinhua C&D in accordance with the terms and conditions of the Investment Agreement dated September 22, 2004. Ultimately, the Company intended to put its resources in co-publishing and e-commerce business opportunities, while maintaining a strategic partnership with Xinhua C&D. This reduction in capital also led the Company to a compensation of $1,237,520 to Other Investors Group of Xinhua C&D.

     Effective May 31, 2006, Xinhua C&D's financial statements were no longer consolidated into the Company. The investment is calculated by the accounting of cost method under the provision of SFAS No. 115.

     The operating result of Xinhua C&D (for eleven month period ended May 31, 2006) in the aggregate for the year ended June 30, 2006, which are included in the consolidated statement of operations of the Company, are as follows:

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


                                                                                              For eleven months
                                                                                                period ended
                                                                                                  31-MAY-06

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
                                                                                                 ============


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2008
                             (STATED IN US DOLLARS)


25.      SUBSEQUENT EVENT



         On August 25, 2008, the Company and the Purchaser of Boheng agreed to terminate the consummation of acquisition of Boheng whereby the 70,500,000 shares representing 96.58% of interests in Boheng as held by the Purchaser will be transferred back to the Company in consideration of the forbearance of Note Receivable $1,625,000 representing the unpaid balance of the purchase price. Please also refer to Note 4 Note Receivable.

ITEM 8A(T). CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our Management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level. Please note we are considering engaging a dedicted financial officer other than our CEO and the current person is an interim officer in such position as financial officer.

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rules 13a-15(f) promulgated under the Exchange Act. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

          1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

          2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

          3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, do/does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

All of our Directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

As of the date of this Annual Report our directors and executive officers, their ages, positions held are as follows:

NAME                AGE    POSITION WITH THE COMPANY
_____________       ___    _________________________________________________
Xianping Wang        47    President, Chief Executive Officer, Interim Chief
                           Financial Officer and a Director

Mr. Peter Shandro resigned as a director and our Vice-President effective August 1, 2007.

Mr. Clement Wu resigned as a director and our Chief Financial Officer, Secretary and Treasurer effective August 6, 2007.

BACKGROUND OF OUR OFFICERS AND DIRECTORS

XIANPING WANG. Mr. Wang has been one of our Directors since August 5, 2004 and has been our President and Chief Executive Officer since September 4, 2004. In addition, Mr. Wang is the President of Asia-Durable (Beijing) Investments Co., Ltd. from 2002 to 2004, which is a company that has successfully invested in construction and development projects as well as biotechnology research. From 1997 to 2002, Mr. Wang was the President of Beijing New Fortune Investment Co., Ltd., which is a company that has invested in real estate and other profitable projects such as Chongqing Wanli Storage Battery Co., Ltd. and Shenzhen Technology Co., Ltd. Mr. Wang helped Chongqing Wanli Storage Battery Co., Ltd. and Shenzhen Technology Co., Ltd. to become publicly listed companies on Chinese stock markets in Shanghai and Shenzhen. Mr. Wang received an Engineering Bachelor Degree from Navy Engineering Institute in 1978 and an Economics Master Degree from Tsinghua University in 1990.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2008.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report, we do not have any members on our audit committee due to the resignations of Messrs. Shandro and Wu. We have not appointed additional members to the audit committee and, therefore, the respective role of an audit committee has been conducted by our board of directors. When new members are to be appointed to the audit committee, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. Our Board of Directors considered whether our principal independent accountant was independent, and concluded that the auditor for the fiscal year ended June 30, 2008 was independent.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

SUMMARY COMPENSATION TABLE




                                                                     LONG TERM COMPENSATION

                                  ANNUAL COMPENSATION                AWARDS                       PAYOUTS

(A)                       (B)     (C)            (D)      (E)             (F)           (G)            (H)           (I)

                                                                                          SECURITIES
                                                          OTHER ANNUAL    RESTRICTED      UNDERLYING                  ALL OTHER
NAME AND PRINCIPAL                  SALARY       BONUS    COMPENSATION      STOCK        OPTIONS/SARS     LTIP       COMPENSATION
POSITION                  YEAR       ($)          ($)          ($)        AWARD(S)($)        (#)       PAYOUTS ($)        ($)
Xianping Wang (1)         2008    120,000           0               0             0              0           0              0
President, CEO and        2007    120,000           0               0             0              0           0              0
Director                  2006    120,000           0               0             0              0           0              0

Clement Wu (3)            2008        -0-           0               0             0              0           0              0
CFO, Secretary, Treasurer 2007     45,231           0               0             0              0           0              0
and Director              2006     35,625           0               0             0        150,000           0              0

Peter Shandro (5)         2008        -0-           0               0             0              0           0              0
VP Business Strategy and  2007     71,121           0               0             0              0           0              0
Director                  2006     18,000           0               0             0         50,000           0        100,000
                                                                                                                     warrants


(1) Mr. Xianping Wang was appointed as a Director on August 5, 2004 and as our President and Chief Executive Officer on September 4, 2004.
(2) Mr. Xianping Wang was to receive $10,000 per month starting Feb. 2005. However, this amount has been accrued by Mr. Wang. Therefore, for the fiscal years ended June 30, 2008, June 30, 2007 and June 30, 2006, we have outstanding obligations of $120,000 owing to Mr. Wang each year.
(3) Mr. Clement Wu was appointed a director and our Chief Financial Officer on January 1, 2006 and as our Secretary and Treasurer on May 19, 2006. Mr. Wu resigned as a director and as our Chief Financial Officer on August 6, 2007.
(4) Mr. Clement received $5,938 per month starting on January 1, 2006 and received a total of $45,231 as compensation for the fiscal year ended June 30, 2007.
(5) Mr. Peter Shandro was appointed a director on September 3, 2004 and as our Vice-President for Business Strategy on April 1, 2006. Mr. Shandro resigned from both positions on August 1, 2007.
(6) Mr. Peter Shandro received a total of $71,121 as compensation for the fiscal year ended June 30, 2007. In addition, as part of Mr. Peter Shandro's compensation for acting as Vice President Business Strategy, Mr. Shandro was issued 100,000 warrants at an exercise price of $1.47 per share and having an expiry date of May 1, 2009.

No long term incentive plan awards were made to any executive officer during the fiscal years ended June 30, 2008 and June 30, 2007.

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

We reserve the right to cancel shares or otherwise act with respect to shareholders otherwise disclosed herein which may result in a change in the ownership of our Company.

STOCK OPTIONS/GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2006

The following table sets forth information as at June 30, 2008 relating to options that have been granted to the Named Executive Officers during fiscal year ended June 30, 2008:


                                                     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                 PTION AWARDS                                                  STOCK AWARDS
                                                                                                                       Equity
                                                                                                        Equity         Incentive
                                                                                                        Incentive      Plan Awards:
                                                                                              Market    Plan Awards:   Market or
                                             Equity                                           Value of  Number of      Payout Value
                   Number of   Number of     Incentive Plan                        Number of  Shares    Unearned       of Unearned
                   Securities  Securities    Awards: Number                        Shares or  or Units  Shares, Units  Shares, Units
                   Underlying  Underlying    of Securities                         Units of   of Stock  or Other       or Other
                   Unexercised Unexercised   Underlying       Option               Stock That That      Rights That    Rights That
                   Options     Options       Unexercised      Exercise  Option     Have Not   Have Not  Have Not       Have Not
                   Exercisable Unexercisable Unearned Options Price     Expiration Vested     Vested    Vested         Vested
Name                   (#)         (#)           (#)            ($)     Date         (#)       ($)        (#)            (#)
Xianping Wang,
Chief Executive
Officer/President      -0-          -0-           -0-            --        --        --         --         -0-             -0-

Clement Wu, prior
Chief Financial        -0-          -0-           -0-            --        --        --         --         -0-             -0-
Officer/Treasurer

Peter Shandro,
prior Vice
President Business     -0-          -0-           -0-            --        --         --        --         -0-             -0-
Strategy


The following table sets forth information relating to compensation paid to our directors during fiscal year ended June 30, 2008:

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

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the June 20, 2008, the date of this Annual Report, there are 98,655,733 shares of common stock issued and outstanding.

                         AMOUNT AND NATURE
NAME OF BENEFICIAL       OF BENEFICIAL                                  PERCENT
OWNER                    OWNER              POSITION                    OF CLASS

Xianping  Wang           10,00,000(1)       President, Chief Executive  10.14%
B-26F Oriental Kenzo,                       a director
No. 48
Dongzhimenwai, Dongcheng
District, Beijing, China

Jianmin Zhou              8,760,865(1)      10% beneficial owner         8.88%
South  Construction St.,
No. 7
Qiaodong District,
Shijiazhuang, China

Hongxing Li               4,852,135(1)      10%  beneficial owner        4.92%
Room 702, Block 19
Capital Normal University
Haidian  District,
Beijing China

Derrick Luu               5,267,438(1)      10% beneficial owner         5.34%
12 B Merlin Champagne
Town No. 6 Liyuan St.,
Tianzhu Shunyi District,
Beijing China 101312

Lily Wang                 6,119,562 (1)     10% beneficial owner         6.20%
300 Murchison Drive,
#202 Millbrae, CA
94030

ALL OFFICERS AND
DIRECTORS AS A GROUP
(1 PERSON)               10,000,000 (1)                                 10.14%

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

ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE.

None of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction to the date of this Annual Report, or in any proposed transactions, which has materially affected or which we believe will materially affect us.

It is possible, however, that debts owed to Mr. Wang, a Director and officer, could be demanded and cause us serious harm if we are unable to pay and must settle in some manner. The total amount owed to Mr. Wang up to June 30 2008 is $3,426,444 (not including his salary of $120,000 in 2008 which is pending). The shareholders loan is interest free, but the Company's accrued the interest at 6% annually and recorded it as additional paid in capital. Adjustments, conversions or other action could be taken as to his debt. Note: Mr. Xianping Wang was to receive $10,000 per month starting Feb. 2005. However, this amount has been accrued by Mr. Wang. Therefore, for the fiscal years ended June 30, 2008, June 30, 2007 and June 30, 2006, we have outstanding obligations of $120,000 owing to Mr. Wang each year.

ITEM 13. EXHIBITS

Exhibit

23.1             Consent of Independent Registered Public Accounting Firm
31.1             Certification under Rule 13a-14(a).
31.2             Certification under Rule 13a-14(a).
32.1             Certification under Section 1350.
32.2             Certification under Section 1350.

ITEM 14. PRINCIPAL ACCOUNTANT  FEES AND SERVICES.

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

2008: $55,000 to Samuel Wong.

2007: $71,693 to Zhong Yi (Hong Kong) CPA Company Limited and $57,195 to Samuel Wong, CPA.

AUDIT RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008: $0 to Samuel Wong, CPA.

2007:  $0 to Zhong Yi (Hong  Kong) CPA Company  Limited and nil to Samuel  Wong,
CPA.

TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008: $0 to Samuel Wong.

2007: $0 to Zhong (Hong Kong) CPA Company Limited and nil to Samuel Wong, CPA.

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:


2008: $0 to Samuel Wong.

2007:  $0 to Zhong Yi (Hong  Kong) CPA Company  Limited and nil to Samuel  Wong,
CPA.

When existing, our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      XINHUA CHINA LTD.


Dated: October 14, 2008               By: /s/ XIANPING WANG
                                              _______________________________
                                              Xianping Wang, President
                                              (principal executive officer)


Dated: October 14, 2008               By: /s/ XIANPING WANG
                                              _______________________________
                                              Xianping Wang, Acting as
                                              Interim Chief Financial Officer
                                              (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                             TITLE                  DATE
/s/ XIANPING WANG                      Director               October 14, 2008
_________________
Xianping Wang