Form 10-Q
period 2008-09-30
XINHUA CHINA LTD
filed 2008-11-14
CIK 1104904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2008


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______

                        Commission file number 000-33195

                                XINHUA CHINA LTD.
                 ______________________________________________
             (exact name of registrant as specified in its charter)

           NEVADA                                           88-0437644
    _______________________________                      ___________________
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)


                         YuanJia International Apartment
                             Building #1, Suite 304
                             No. 40 Dongzhong Street
                    Dongcheng District, Beijing China 100027
             _______________________________________________________
               (Address of principal executive offices) (Zip Code)


                                 86-10-64168816
                           ___________________________
               (Registrant's telephone number including area code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

       Large accelerated filer   [ ]  Accelerated filer         [ ]

       Non-accelerated filer     [ ]  Smaller Reporting Company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date. Outstanding as of November 12, 2008:

Class
Common Stock                  142,899,008

Transitional Small Business Disclosure Format (Check one): __ Yes X No

                                XINHUA CHINA LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.                                                 2

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                               24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          26

Item 4T. Controls and Procedures.                                             27


                            PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         28


Item 6.  Exhibits.                                                            28

         Signatures                                                           29

FORWARD LOOKING STATEMENTS

Statements made in this form that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                XINHUA CHINA LTD.

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2008 AND JUNE 30, 2008

                             (STATED IN US DOLLARS)

                                XINHUA CHINA LTD.


CONTENTS                                                                   PAGES

Report of Registered Independent Public Accounting Firm                       4

Consolidated Balance Sheet                                                    5

Consolidated Statement of Income                                              6

Consolidated Statement of Stockholders' Equity                                7

Consolidated Statement of Cash Flows                                          8

Notes to the Financial Statements                                             9

Board of Directors and Stockholders
Xinhua China Ltd.


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


We have reviewed the accompanying interim consolidated Balance Sheets of Xinhua China Ltd. ("the Company") as of September 30, 2008 and June 30, 2008, and the related statements of income, stockholders' equity, and cash flows for the three-months ended September 30, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company's management.

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







South San Francisco, California                        Samuel H. Wong & Co., LLP
October 17, 2008                                    Certified Public Accountants


                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                   AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008
                             (STATED IN US DOLLARS)


                                                      NOTES     SEPTEMBER 30, 2008     JUNE 30, 2008
                                                      _____     __________________     _____________

ASSETS

   CURRENT ASSETS
      Cash and Cash Equivalents                         3D              14,783               38,733
      Accounts Receivable, NET                          3E              74,130              411,782
      Note Receivable                                    4                   -            1,625,000
      Other Receivables and Prepayments                  5             224,043              223,231
                                                                   ___________          ___________

         Total Current Assets                                          312,956            2,298,746

   LONG-TERM ASSETS
      Property, Plant & Equipment, NET                3F,6              68,550               73,786
      Investment in Subsidiary - BoHeng                              1,625,000                    -
                                                                   ___________          ___________

         Total Long-term Assets                                      1,693,550               73,786
                                                                   ___________          ___________

         Total Assets                                              $ 2,006,506          $ 2,372,532
                                                                   ===========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY

   LIABILITIES
      CURRENT LIABILITIES
         Accounts Payable and Accrued Liabilities        7             588,854            1,095,538
         Deferred Revenue                                                    -               18,355
         Current portion of Loans Payable                8           1,591,443            1,635,443
                                                                   ___________          ___________

            Total Current Liabilities                                2,180,297            2,749,336

      LONG-TERM LIABILITIES
         Loans Payable                                   8           1,058,261            1,058,261
         Loans from Shareholders                         9           5,611,104            5,410,256
                                                                   ___________          ___________

            Total Long-term Liabilities                              6,669,365            6,468,517
                                                                   ___________          ___________

            Total Liabilities                                        8,849,662            9,217,853


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                   AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008
                             (STATED IN US DOLLARS)


                                                      NOTES     SEPTEMBER 30, 2008     JUNE 30, 2008
                                                      _____     __________________     _____________

   STOCKHOLDERS' EQUITY

      Common Stock $0.00001 Par Value
         500,000,000 Shares Authorized;
         131,499,008 and 98,655,733 shares
         issued and outstanding at September
         30, 2008 and June 30, 2008, accordingly.       10               1,315                  987
      Additional Paid-In Capital                                    11,029,490           10,903,997
      Accumulated Other Comprehensive Income                            38,645               38,149
      Accumulated Deficit                                          (17,912,606)         (17,788,454)
                                                                   ___________          ___________

         Total Stockholders' (Deficit)/Equity                       (6,843,156)          (6,845,321)

                                                                   ___________          ___________

         Total Liabilities & Stockholders' Equity                  $ 2,006,506          $ 2,372,532
                                                                   ===========          ===========


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                XINHUA CHINA LTD.
                        CONSOLIDATED STATEMENT OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


                                                      NOTES     SEPTEMBER 30, 2008     JUNE 30, 2008
                                                      _____     __________________     _____________

REVENUE

   Revenue, NET                                         3H         $         -          $         -
   Cost of Sales, NET                                   3I                   -                    -
      Gross Profit                                                           -                    -

OPERATING EXPENSES

    Selling, General, and Administrative
    Expenses                                                           226,867               78,301
                                                                   ___________          ___________

      Total Operating Expense                                          226,867               78,301
                                                                   ___________          ___________

   Operating Income/(Loss)                                            (226,867)             (78,301)
                                                                   ___________          ___________

OTHER INCOME (EXPENSES)
   Other Income                                                        179,621                    -
   Interest Income                                                          26                   11
   Gain on disposal of Beijing BoHeng                                   73,427                    -
   Interest Expense                                                    150,360               83,243
                                                                   ___________          ___________

      Loss before minority interest and income tax                    (124,153)            (161,534)

   Minority interest in net loss of
   consolidated subsidiaries                                                 -                    -
                                                                   ___________          ___________

Loss before Income Tax                                                (124,153)            (161,534)


Income Tax                                           3M,14                   -                    -

Accumulated Deficits of Boheng                                        (124,153)                   -
                                                                   ___________          ___________

Net Loss                                                           $  (124,153)         $  (161,534)
                                                                   ===========          ===========

Basic & Diluted Earnings Per Share                   3N,17         $     (.001)         $  ( 0.0028)
                                                                   ___________          ___________

Weighted Average Shares Outstanding                                111,928,254           57,723,668
                                                                   ___________          ___________


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT




                                XINHUA CHINA LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


                                                          ADDITIONAL                         OTHER
                                  NUMBER OF     COMMON     PAID IN      COMPREHENSIVE    COMPREHENSIVE    ACCUMULATED
                                    SHARES      STOCK      CAPITAL      INCOME(LOSS)      INCOME(LOSS)      DEFICIT        TOTAL
                                 ___________    ______    __________    _____________    _____________    ___________    __________

Balance, July 1, 2007             54,638,890       546    10,423,526      (17,088,780)        8,749       (17,097,530)   (6,664,709)

Additional Paid-in Capital                 -         -       151,760                -             -                 -       151,760
Imputed interest on interest
   free advances from
   related party                           -         -       328,711                -             -                 -       328,711
Issuance of shares to
   Highgate                       44,016,843       441             -                -             -                 -           441
Foreign Currency translation               -         -             -           29,400        29,400                 -        29,400
Net Loss for year                          -         -             -         (690,924)            -          (690,924)     (690,924)
                                 ___________    ______    __________    _____________        ______       ___________    __________

Balance, June 30, 2008            98,655,733       987    10,903,997      (17,750,304)       38,149       (17,788,454)   (6,845,321)
                                 ===========    ======    ==========    =============        ======       ===========    ==========

Balance, July 1, 2008             98,655,733       987    10,903,997      (17,750,304)       38,149       (17,788,454)   (6,845,321)
Additional Paid-in Capital                 -         -        13,768                -             -                 -    (1,581,328)
Imputed interest on interest
   free advances from
   related party                           -         -       111,725                -             -                 -        81,821
Issuance of shares to
   Highgate                       32,843,275       328             -                -             -                 -           328
Foreign Currency translation               -         -             -              496           496                 -           496
Net Loss for quarter                       -         -             -         (124,152)            -          (124,152)     (124,152)
                                 ___________    ______    __________    _____________        ______       ___________    __________

Balance, September 30, 2008      131,499,008     1,315    11,029,490      (17,873,960)       38,645       (17,912,606)   (8,468,156)
                                 ===========    ======    ==========    =============        ======       ===========    ==========




                                                                SEPTEMBER 30, 2008     JUNE 30, 2008
                                                                __________________     _____________

            COMPREHENSIVE INCOME(LOSS)

            Net Loss                                                $ (124,152)         $ (690,924)

            OTHER COMPREHENSIVE INCOME

            Foreign Currency Translation Adjustment                        496              29,400
                                                                    __________          __________

            Total Comprehensive Income                              $ (123,656)         $ (661,524)
                                                                    ==========          ==========


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                XINHUA CHINA LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


                                                                 SEPTEMBER 30, 2008       SEPTEMBER 30, 2007
                                                                 _________________        __________________

CASH FLOW FROM OPERATING ACTIVITIES:
   Net (Loss)                                                       $  (124,153)             $  (161,534)
   Adjustments to reconcile net earnings(loss) to net cash
      used in operating activities:
         Depreciation                                                     5,632                      822
         Imputed interest expense                                       111,725                   83,213
         Amortization of deferred imputed interest from
            note receivable                                              13,768                   13,768

   CHANGES IN ASSETS AND LIABILITIES:
      Decrease/(Increase) Accounts receivable                           337,652                  (25,463)
      Decrease/(Increase) Other receivables and prepayments                (812)                  (2,868)
      Decrease/(Increase) Accounts Payable and accrued
         liabilities                                                   (506,684)                  39,395
      Decrease/(Increase) in Deferred Revenue                           (18,355)                 (13,768)
                                                                    ___________              ___________

   Cash Sourced/(Used) in Operating Activities                         (181,227)                 (66,435)
                                                                    ___________              ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds of note receivable - Boheng                               1,625,000                        -
   Purchase of plant and equipment                                         (396)                       -
   Investment in subsidiary - Boheng                                 (1,625,000)                       -
                                                                    ___________              ___________

   Cash Used/(Sourced) in Investing Activities                             (396)                       -
                                                                    ___________              ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock Issue to Highgate on debt conversion                               328                        -
   Repayment of Loan to Highgate                                        (44,000)                       -
   Loans from shareholders                                              200,848                   63,801
                                                                    ___________              ___________
   Cash Sourced/(Used) in Financing Activities                          157,176                   63,801
                                                                    ___________              ___________

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS FOR
   THE YEAR                                                             (24,447)                     529

EFFECT OF CURRENCY TRANSLATION                                              496                   (3,163)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                             38,733                    2,733

                                                                    ___________              ___________

CASH & CASH EQUIVALENTS AT END OF YEAR                              $    14,782              $     3,262
                                                                    ===========              ===========

Cash paid for interest expenses                                     $         -              $        30
                                                                    ===========              ===========


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


1.   ORGANIZATION AND BUSINESS BACKGROUND

     Xinhua China Ltd. (the "Company", formerly Camden Mines Limited) was incorporated in the State of Nevada, United States of America, on September 14, 1999. Until September 2004, the Company was a non-operating shell company and considered as a development stage enterprise since its inception. Effective from October 12, 2004, the Company changed to its current name. The Company established an office in Vancouver, Canada;
     however, this office was closed down in December 2006. The Company established its principal executive office at Suite 304, Building #1, YuanJia International Apartment, No. 40 Dongzhong Street, Dongcheng District, Beijing, 100027, People's Republic of China.

     As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98%. Subsequent to the deconsolidation of Xinhua C&D, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. ("Joannes").

     Details of the Company's subsidiaries as of September 30, 2008 are described below:



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

                                                                    Sales and
     Beijing Joannes Information       PRC, a company with       distribution of       Registered capital
     Technology Co., Ltd.               limited liability           books, PRC            US$1,250,000         100%

     Beijing Boheng Investments        PRC, a company with     Investment holding,     Registered capital
     and Management Co., Ltd.           limited liability              PRC               US$17,142,500         95%

                                    British Virgin Islands,                           10,000,000 ordinary
     Pac-Poly Investment Ltd.       a company with limited     Investment holding,     shares of US$1 par
                                            liability                  PRC                   value             100%



2.   GOING CONCERN UNCERTAINTIES

     These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

     As of September 30, 2008, the Company had no working capital but current liabilities exceeding current assets by $1,867,341 and an accumulated deficit of $17,912,606 because the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


          demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, "REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS".

          Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations. EITF No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the year ended September 30, 2008, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

     (K.) ADVERTISING EXPENSES

          The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "REPORTING FOR ADVERTISING COSTS". For the period ended September 30, 2008, advertising expenses amount to zero.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


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

     (N.) LOSS PER SHARE

          The Company calculates loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 131,499,008 and 98,655,733 of common stock at September 30, 2008 and June 30, 2008, respectively, are anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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



          EXCHANGE RATES                                  SEPTEMBER 30,     JUNE 30,     SEPTEMBER 30,
                                                               2008           2008           2007
                                                          _____________     ________     _____________

          Period/year end RMB : US$ exchange rate             6.8551         6.8718         7.5176
          Average period/year RMB : US$ exchange rate         6.8529         7.0726         7.6757


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


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

     (R.) CONVERTIBLE DEBENTURE ISSUED WITH STOCK PURCHASE WARRANTS

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

          The accompanying consolidated financial statements comply with current
          requirements   relating  to  warrants  and  embedded   derivatives  as
          described in SFAS 133 as follows:

          |X| The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in loss on adjustment of the derivative and warrant liability to fair value.

          |X| Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of September 30, 2006.

          |X| The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives is included in interest expense in the accompanying consolidated statements of operations.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


     (S.) RECENTLY ISSUED ACCOUNTING STANDARD

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

          In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees", an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

          This FSP amends FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


          Finally, this FSP clarifies the effective date in FASB Statement No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. For example, an entity with a March 31 fiscal year-end should provide the disclosures for its fourth quarter interim period ending March 31, 2009, in its 2009 annual financial statements. This clarification of the effective date of Statement 161 is effective upon issuance of the FSP.

          The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.


4.   NOTE RECEIVABLE

     As a result of the termination of the acquisition of Beijing Boheng Investments and Management Co., Ltd. by Purchaser. The Company repossessed Boheng as its 95% interest subsidiary on August 25, 2008 at a value of $1,625,000 equal to the unpaid purchase price due by the Purchaser and recorded as Note Receivable. After such set-off, the Note Receivable was considered cleared.


5.   OTHER RECEIVABLES AND PREPAYMENT

                        SEPTEMBER 30, 2008            JUNE 30, 2008
                        __________________            _____________

     Prepayments        $          224,043            $     223,231
                        ==================            =============

     The carrying amounts of prepayments approximate their fair value.

6.   PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment consist of the following:

                                        SEPTEMBER 30, 2008     JUNE 30, 2008
                                        __________________     _____________

     Equipment and machinery                 $  53,301           $  53,108
     Motor vehicles                             39,602              39,458
     Leasehold Improvement                      16,270              16,211
                                             _________           _________

                                               109,173             108,777
     LESS: Accumulated Depreciation            (40,623)            (34,991)
                                             _________           _________

                                             $  68,550           $  73,786
                                             =========           =========

     Depreciation expense for September 30, 2008 and June 30, 2008 were $5,632 and $10,157, respectively.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of September 30, 2008 and June 30, 2008 consists of the following:

                                        SEPTEMBER 30, 2008     JUNE 30, 2008
                                        __________________     _____________

     Accounts Payable                        $ 387,098          $1,095,538

     Other Payables                            201,756                   -
                                             _________          __________

                                             $ 588,854          $1,095,538
                                             =========          ==========

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
                              ===========          =========

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


     The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively. During the period ended September 30, 2008, the debenture holders converted 32,843,275 shares against outstanding loan at a total conversion price of $44,000.

     Loans Payable outstanding as of September 30, 2008 amount to $2,649,704 of which $1,591,443 and $1,058,261 were attributed to current portion and long-term, respectively.

9.   LOANS FROM SHAREHOLDERS

     The total outstanding amount of $5,611,104 represents cash advanced from shareholders of the Company.

     These shareholders' loans are unsecured and not repayable within the next twelve months. For the quarter ended September 30, 2008, there was $81,821 imputed interest, at 6.00% annum, recorded. For the year ended June 30, 2008, there was $328,711 imputed interest, at 6.00% per annum, recorded.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


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

11.  CHINA CONTRIBUTION PLAN

     Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $ 6,791 and $23,854, for the quarter ended September 30, 2008 and the year ended June 30, 2008, respectively.

12.  STATUTORY RESERVES

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

13.  GAIN ON DEBT RESTRUCTURING

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


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

          As a  result  of the debt  restructuring  arrangement,  the  Company's
          liabilities  on  warrants,  conversions,   discounts  were  discharged
          resulting to a net gain of $1,500,132 attributable as follows:

               o    Liabilities on Conversion discharged $ 2,334,198

               o    Liabilities on Warrants discharged       891,537

               o    Loans discharged                         225,000

               o    Unamortized discounts                 (1,950,603)
                                                         ___________

                                                         $ 1,500,132
                                                         ___________

14.  INCOME TAX

     The Company is subject to U.S. corporate taxes at a rate of 35%. Pac-Poly is a BVI company and is not subject to income taxes. Pursuant to the PRC Income Tax Laws, the PRC subsidiaries are generally subject to enterprise

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


     income tax ("EIT") at a statutory rate of 33% (30% national income tax plus 3% local income tax). Effective January 1, 2008, PRC government adopted a new uniform tax rate of 25% applicable to domestic and foreign enterprise.

     Neither the Company nor its subsidiaries had any assessable income for the period and so neither provision nor benefit for EIT was recorded for the quarter ended September 30, 2008.

     Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years' taxable income.

     As of September 30, 2008, no valuation allowance was provided to the deferred tax assets due to the uncertainty surrounding their realization.

15.  CONCENTRATION OF RISK

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

16.  COMMITMENT AND CONTINGENCIES

     The Company leases an office premise under a non-cancelable operating lease for a term of two years from January 1, 2008 to December 31, 2009. The cost incurred under this operating lease is recorded as rental expense and totaled $15,377 and $51,261 for the period ended September 30, 2008 and year ended June 30, 2008, respectively. Future minimum rental payments due according to the operating lease until termination at December 31, 2009 are:

          Year        Amount
          ____        ______

          2008       $ 9,634
          2009        80,035
                     _______
                     $89,669
                     =======

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                             (STATED IN US DOLLARS)


17.  NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

     The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

     Basic and diluted net loss per share calculation:

                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                  2008               2007
     (a). Numerator:
            Net loss used in computing
            basic net loss per share               124,153            161,534

     (b). Denominator:
            Weighted-average ordinary
            shares outstanding                 111,928,254         57,723,668

     Basic and diluted net loss per share      $     0.001        $    0.0028

     For the year ended June 30, 2008 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                              RESULTS OF OPERATIONS

Three months ended September 30,2007 and 2008.

REVENUES AND GROSS MARGIN

Our revenues and gross margin for the three-month comparable periods were both zero given little if any sales activities without any revenues associated.

COST OF SALES

Our cost of sales for the three-month comparable periods were both zero given little if any sales activities without any costs associated.

OPERATING EXPENSES

Our total operating expenses were $226,867 for the three-month period ended September 30, 2008 as compared to total operating expenses of $78,301 for the three-month period ended September 30, 2007. The increase in operating expenses was due to a variety of expenditures relating to restructuring effort.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased from $78,301 during the three-month period ended September 30, 2008 to $226,867 during the three-month period ended September 30, 2008. This primarily resulted from the increase of fees to our consultants and professionals in relation to our fund raising and and other legal and financial matters.

INTEREST

We incurred $150,360 in interest expense during the three-month period ended September 30, 2008 as compared to $83,243 incurred as interest expense during the three-month period ended September 30, 2007. Interest expense incurred consisted primarily of interest charged on loans from related parties and increased due to loan activity increasing.

                            LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008 our total assets were $2,006,506 compared to $2,054,158 for the three month period ended September 30,2007 representing little change. Total current assets was $1,418,025 for September 30,2007 compared to $313,956,for the period in 2008 resulting primarily from the removal of a note receivable of $1 million dollars.

Cash and cash equivalents increased from $3,262 to $14,783, compared from the prior period to September 30,2008.


OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. The net cash flow for the September, 30, 2008 quarter was significant less then the comparable quarter in 2007. The net loss for the 2008 quarter was significantly greater than the comparable quarter in 2007. We have incurred more losses from expenditures with third party advisors and accountants.

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

EXCHANGE  RATE

Our reporting currency is United States Dollars ("USD"). The Chinese Renminbi ("RMB") has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company's consolidated financial reporting and make realistic revenue projections difficult. In July, 2005, the Renminbi was allowed to rise 2%. This has not had an appreciable effect on our operations and seems unlikely to do so. Other changes may apply but we don't think they have a material effect.

As Renminbi is the functional currency of Xinha C&D and Boheng, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company. However, since all sales revenue and expenses of our business is denominated in Renminbi, the net income effect of appreciation and devaluation of the currency against the US Dollar should be limited to the net operating results of the subsidiary companies attributable to us.

INTEREST RATE

Normally interest rates in China are low and stable and inflation is well controlled, due to the habit of the population to deposit and save money in the banks. Most of our third party loan obligations relate mainly to trade payables and are mainly short-term. However our debt is likely to rise with physical plant in connection with expansion and, were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Keep in mind that the current unusual world wide economic problems may alter the above information or make the information subject to uncertainty since interest rates, currency exchange, and such financial related matters are in flux and difficult to track to make a fair assessment of the situations.

ITEM 4T. CONTROLS AND PROCEDURES.

An evaluation was conducted under the supervision and with the participation of our Management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the subject quarter. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level. Please note we are considering engaging a dedicated financial officer other than our CEO and the current person is an interim officer in such position as financial officer.

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

Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the subject period. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded our internal control over financial reporting is effective.

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.


                              PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended September 30, 2008, we issued shares of our common stock in accordance with conversion of a certain portion of debt. These transactions were conducted under one or more possible exemptions from registration such as Section 4(2) of the Securities Act of 1933, as amended, or Regulation D of the Commission. Securities were marked as restricted securities.


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


                                XINHUA CHINA LTD.


Dated: November 14, 2008          By: /s/ XIANPING WANG
                                  _____________________________________
                                  Xianping Wang
                                  President(principal executive officer)



Dated: November 14, 2008          By: /s/ XIANPING WANG
                                  _____________________________________
                                  Xianping Wang
                                  Acting as Interim Chief Financial
                                  Officer (principal financial officer)