Form 10-Q
period 2008-12-31
XINHUA CHINA LTD
filed 2009-02-17
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the six month period ended December 31, 2008

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


                    B-26F, ORIENTAL KENZO DONGCHENG DISTRICT
                                 BEIJING 100027
                           PEOPLE'S REPUBLIC OF CHINA
                    ________________________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                        86-10-64168816 OR 86-10-64168916
                        ________________________________
                           (ISSUER'S TELEPHONE NUMBER)


             SUITE 304, BUILDING #1, YUANJIA INTERNATIONAL APARTMENT
                    NO. 40 DONGZHONG ST., DONGCHENG DISTRICT
                                 BEIJING 100027
                           PEOPLE'S REPUBLIC OF CHINA
             _______________________________________________________
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


SECURITIES REGISTERED PURSUANT TO SECTION         NAME OF EACH EXCHANGE ON WHICH
            12(b) OF THE ACT:                              REGISTERED:
                  NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, $0.00001 PAR VALUE
                        _________________________________
                                (TITLE OF CLASS)


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

Indicate the number of shares
outstanding of each of  the issuer's
classes of common stock, as of the
most practicable date:                       Outstanding as of February 13, 2009

             Class
Common Stock, $0.00001 par value                        148,999,008

                                XINHUA CHINA LTD.

                                    FORM 10-Q

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements                                            5

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       7

     Item 3.   Quantitative and Qualitative Discloses About Market Risk       12

     Item 4.   Controls and Procedures                                        12

     Item 4T.  Controls and Procedures                                        13

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                              13

     Item 1A.  Risk Factors                                                   13

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    14

     Item 3.   Defaults Upon Senior Securities                                14

     Item 4.   Submission of Matters to a Vote of Security Holders            14

     Item 5.   Other Information                                              14

     Item 6.   Exhibits                                                       14

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

                       DECEMBER 31, 2008 AND JUNE 30, 2008

                             (STATED IN US DOLLARS)

                                XINHUA CHINA LTD.



CONTENTS                                                                   PAGES

Report of Registered Independent Public Accounting Firm                      F-1

Consolidated Balance Sheets                                                F-2-3

Consolidated Statements of Income                                            F-4

Consolidated Statements of Stockholders' Equity                              F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to the Financial Statements                                         F-7-20

Board of Directors and Stockholders
Xinhua China Ltd.


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying interim consolidated Balance Sheets of Xinhua China Ltd. ("the Company") as of December 31, 2008 and June 30, 2008, and the related statements of income, stockholders' equity, and cash flows for the three-months and the six-months ended December 31, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company's management.

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







South San Francisco, California                     Samuel H. Wong & Co., LLP
January 23, 2009                                    Certified Public Accountants


                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2008 AND JUNE 30, 2008
                             (STATED IN US DOLLARS)

                                                    NOTES     DECEMBER 31, 2008     JUNE 30, 2008
                                                              _________________     _____________

ASSETS
     CURRENT ASSETS
       Cash and Cash Equivalents                      3D              1,814               38,733
       Accounts Receivable, NET                       3E             69,666              411,782
       Note Receivable                                 4                  -            1,625,000
       Other Receivables and Prepayments               5            224,446              223,231
                                                                 __________          ___________
          Total Current Assets                                      295,926            2,298,746

     LONG-TERM ASSETS
       Property, Plant & Equipment, NET             3F,6             63,157               73,786
                                                                 __________          ___________
          Total Long-term Assets                                     63,157               73,786

                                                                 __________          ___________
          Total Assets                                           $  359,083          $ 2,372,532
                                                                 ==========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY

     LIABILITIES
       CURRENT LIABILITIES
       Accounts Payable and Accrued Liabilities        7            619,888            1,095,538
       Deferred Revenue                                                   -               18,355
       Current portion of Loans Payable                8          1,573,943            1,635,443
                                                                 __________          ___________
          Total Current Liabilities                               2,193,831            2,749,336

       LONG-TERM LIABILITIES
       Loans Payable                                   8          1,058,261            1,058,261
       Loans from Shareholders                         9          5,682,660            5,410,256
                                                                 __________          ___________
          Total Long-term Liabilities                             6,740,921            6,468,517

                                                                 __________          ___________
          Total Liabilities                                       8,934,752            9,217,853


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                                         NOTE     DECEMBER 31, 2008     JUNE 30, 2008

STOCKHOLDERS' EQUITY

  Common Stock $0.00001 Par Value 500,000,000 Shares
     Authorized; 148,999,008 and 98,655,733 shares
     issued and outstanding at December 31, 2008 and
     June 30, 2008, accordingly.                          10               1,489                  987
  Additional Paid-In Capital                                          11,132,749           10,903,997
  Accumulated Other Comprehensive Income                                  38,774               38,149
  Accumulated Deficit                                                (19,748,680)         (17,788,454)
                                                                   _____________        _____________
      Total Stockholders' (Deficit)/Equity                            (8,575,668)          (6,845,321)

                                                                   _____________        _____________
  Total Liabilities & Stockholders' Equity                         $     359,083        $   2,372,532
                                                                   =============        =============


















   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                XINHUA CHINA LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                             (STATED IN US DOLLARS)


                                                           Three-months ended                 Six-months ended
                                                      _____________________________     _____________________________
                                             NOTE      12/31/2008       12/31/2007       12/31/2008       12/31/2007
                                                      ____________     ____________     ____________     ____________

REVENUE
   Revenue, NET                                3H     $          -     $          -     $          -     $          -
   Cost of Sales, NET                          3I                -                -                -                -
                                                      ____________     ____________     ____________     ____________
      Gross Profit                                               -                -                -                -

OPERATING EXPENSES
   Selling, General, and Administrative
      Expenses                                             110,942           92,452          337,808          170,754
                                                      ____________     ____________     ____________     ____________
      Total Operating Expense                              110,942           92,452          337,808          170,754

                                                      ____________     ____________     ____________     ____________
   Operating Income/(Loss)                                (110,942)         (92,452)        (337,808)        (170,754)
                                                      ____________     ____________     ____________     ____________

OTHER INCOME (EXPENSES)
   Other Income                                                  -                -          179,621                -
   Interest Income                                               5           13,789                -           13,800
   Gain on disposal of Beijing BoHeng                            -                -           73,427                -
   Interest Expense                                       (100,137)          146,507        (250,466)          153,496
   Impairment loss on Boheng investment         4       (1,625,000)                -      (1,625,000)                -
                                                      ____________     ____________     ____________     ____________
      Loss before minority interest and
         income tax                                     (1,836,074)        (225,170)      (1,960,227)        (310,450)

   Minority interest in net loss of
   consolidated subsidiaries                          ____________     ____________     ____________     ____________

Loss before Income Tax                                  (1,836,074)        (225,170)      (1,960,227)        (310,450)

Income Tax                                  3M,14

                                                      ____________     ____________     ____________     ____________
Net Loss                                              $ (1,836,074)    $   (225,170)    $ (1,960,227)    $   (310,450)
                                                      ============     ============     ============     ============
Basic & Diluted Earnings Per Share          3N,17            (.013)            .003            (.014)           (.005)

Weighted Average Shares Outstanding                    142,941,399       57,723,668      142,941,399       57,723,668
                                                      ____________     ____________     ____________     ____________


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                XINHUA CHINA LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND JUNE 30, 2008
                             (STATED IN US DOLLARS)

                                                     ADDITIONAL                       OTHER
                               NUMBER OF    COMMON    PAID IN     COMPREHENSIVE   COMPREHENSIVE   ACCUMULATED
                                SHARES       STOCK    CAPITAL      INCOME(LOSS)   INCOME(LOSS)      DEFICIT        TOTAL
                              ___________   ______   __________   _____________   _____________   ___________    __________

Balance, July 1, 2007          54,638,890      546   10,423,526     (17,088,780)      8,749       (17,097,530)   (6,664,709)
Additional Paid-in Capital              -        -      151,760               -           -                 -       151,760
Imputed interest on
   interest free advances
   from related party                   -        -      328,711               -           -                 -       328,711
Issuance of shares to
   Highgate                    44,016,843      441            -               -           -                 -           441
Foreign Currency
   translation                          -        -            -          29,400      29,400                 -        29,400
Net Loss for year                       -        -            -        (690,924)          -          (690,924)     (690,924)
                              ___________   ______   __________   _____________   _____________   ___________    __________
Balance, June 30, 2008         98,655,733      987   10,903,997     (17,750,304)     38,149       (17,788,454)   (6,845,321)
                              ===========   ======   ==========   =============      ======       ===========    ==========

Balance, July 1, 2008          98,655,733      987   10,903,997     (17,750,304)     38,149       (17,788,454)   (6,845,321)
Additional Paid-in Capital              -        -        5,302               -           -                 -         5,302
Imputed interest on
   interest free advances
   from related party                   -        -      223,450               -           -                 -       223,450
Issuance of shares to
   Highgate                    50,343,275      502            -               -           -                 -           502
Foreign Currency
   translation                          -        -            -             625         625                 -           625
Net Loss for quarter                                                 (1,960,226)                   (1,960,226)   (1,960,226)
                              ___________   ______   __________   _____________   _____________   ___________    __________
Balance, December 31, 2008    148,999,008    1,489   11,132,749     (25,415,157)     38,774       (19,748,680)   (8,575,668)
                              ===========   ======   ==========   =============      ======       ===========    ==========




                                                              DECEMBER 31, 2008       JUNE 30, 2008
                                                              _________________       _____________

                COMPREHENSIVE INCOME(LOSS)
                Net Loss                                          (1,960,226)           $ (690,924)

                OTHER COMPREHENSIVE INCOME
                Foreign Currency Translation Adjustment                  625                29,400
                                                                  __________            __________

                   Total Comprehensive Income                     (1,959,601)           $ (661,524)
                                                                  ==========            ==========


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                XINHUA CHINA LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                             (STATED IN US DOLLARS)


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    ___________________________      ___________________________
                                                     12/31/2008      12/31/2007       12/31/2008      12/31/2007
                                                    ___________      __________      ___________      __________

CASH FLOW FROM OPERATING ACTIVITIES:
   Net (Loss)                                       $(1,836,074)     $ (225,170)     $(1,960,227)     $ (310,450)
   Adjustments to reconcile net earnings/(loss)
   to net cash used in operating activities:
        Depreciation                                      5,394           1,732           10,629           2,554
        Imputed interest expense                        100,137         116,446          211,862         199,659
        Amortization of deferred imputed
        interest from note receivable                         -               -           13,768          13,768

   CHANGES IN ASSETS AND LIABILITIES:
        Decrease/(Increase) in accounts
        receivable                                        4,464         (42,271)         342,116         (67,734)
        Decrease/(Increase) in other
        receivables and prepayments                           -          (5,678)            (812)         (8,546)
        Increase /( Decrease) in accounts
        payable and accrued liabilities                  16,831         112,108         (489,853)        151,503
        Increase/(Decrease) in deferred revenue               -         (13,767)         (18,355)        (27,535)
                                                    ___________      __________      ___________      __________
   Cash Sourced/(Used) in Operating Activities       (1,709,248)        (56,600)      (1,890,872)        (46,781)
                                                    ___________      __________      ___________      __________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant and equipment                            -         (57,031)               -         (57,031)
   Loss on impairment of asset                        1,625,000                        1,625,000
                                                    ___________      __________      ___________      __________
   Cash Used/(Sourced) in Investing Activities        1,625,000         (57,031)       1,625,000         (57,031)
                                                    ___________      __________      ___________      __________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock Issue to Highgate on debt conversion                 -               -              502               -
   Repayment of loan from Highgate                            -               -          (44,174)              -
   Repayment of loans from shareholders                       -               -                -               -
   Loans from shareholders                               71,553          22,987          272,404          86,788
                                                    ___________      __________      ___________      __________
   Cash Sourced/(Used) in Financing Activities           71,553          22,987          228,732          86,788
                                                    ___________      __________      ___________      __________

NET INCREASE/(DECREASE) IN CASH & CASH
EQUIVALENTS FOR THE YEAR                                (12,969)        (90,644)         (36,918)        (17,024)

EFFECT OF CURRENCY TRANSLATION                              274          37,463              211          34,300

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR             14,783          73,190           38,733           2,733
                                                    ___________      __________      ___________      __________

CASH & CASH EQUIVALENTS AT END OF YEAR              $     1,814      $   20,009      $     1,814      $   20,009
                                                    ===========      ==========      ===========      ==========

Cash paid for interest expenses                     $         -      $        -      $         -      $        -
                                                    ===========      ==========      ===========      ==========


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


1.   ORGANIZATION AND BUSINESS BACKGROUND

     Xinhua China Ltd. (the "Company", formerly Camden Mines Limited) was incorporated in the State of Nevada, United States of America, on September 14, 1999. Until September 2004, the Company was a non-operating shell company and considered as a development stage enterprise since its inception. Effective from October 12, 2004, the Company changed to its current name. The Company established an office in Vancouver, Canada;
     however, this office was closed down in December 2006. The Company established its principal executive office at B-26F, Oriental Kenzo, Dongcheng District, Beijing, 100027, People's Republic of China.

     As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98%. Subsequent to the deconsolidation of Xinhua C&D, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. ("Joannes").

     Details of the Company's subsidiaries as of December 31, 2008 are described below:

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

     Beijing Joannes Information     PRC, a company with         Sales and distribution     Registered capital
     Technology Co., Ltd.            limited liability           of books, PRC              US $1,250,000             100%

     Beijing Boheng Investments      PRC, a company with         Investment holding,        Registered capital
     and Management Co., Ltd.        limited liability           PRC                        US $17,142,500             95%

                                     British Virgin Islands,                                10,000,000 ordinary
     Pac-Poly Investment Ltd.        a company with limited      Investment holding,        shares of US $1 par
                                     liability                   PRC                        value                     100%


2.   GOING CONCERN UNCERTAINTIES

     These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

     As of December 31, 2008, the Company had no working capital but current liabilities exceeding current assets by $1,897,905 and an accumulated deficit of $19,748,680 because the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


          demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, "REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS".

          Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations. EITF No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the three and six months ended December 31, 2008, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

     (K.) ADVERTISING EXPENSES

          The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "REPORTING FOR ADVERTISING COSTS". For the three and six months ended December 31, 2008, advertising expenses amount to zero.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


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

     (N.) LOSS PER SHARE

          The Company calculates loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 148,999,008 and 98,655,733 of common stock at December 31, 2008 and June 30, 2008, respectively, are anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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

                                       DECEMBER 31,     JUNE 30,    DECEMBER 31,
               EXCHANGE RATES              2008           2008         2007
          ________________________     ____________     ________    ____________

          Period/year end RMB:
             US$ exchange rate            6.8542         6.8718         7.3141

          Average period/year RMB:
             US$ exchange rate           6.85307         7.0726         7.5063

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


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


4.   BEIJING BOHENG INVESTMENTS AND MANAGEMENT CO. LTD.

     As a result of the termination of the acquisition of Beijing Boheng Investments and Management Co., Ltd. by Purchaser, the Company repossessed Boheng as its 95% interest subsidiary on August 25, 2008 at a value of $1,625,000 equal to the unpaid purchase price due by the Purchaser. After the repossession of Boheng, the Company conducted an evaluation of its carrying value and determined that an impairment loss in amount of $1,625,000 was incurred; this impairment loss was accordingly reflected in the income statement for the quarter ended December 31, 2008.

5.   OTHER RECEIVABLES AND PREPAYMENT

                              DECEMBER 31, 2008     JUNE 30, 2008
                              _________________     _____________

     Advance to suppliers         $ 224,446           $ 223,231
                                  _________           _________
                                  $ 224,446           $ 223,231
                                  =========           =========

     The carrying amounts of prepayments approximate their fair value.


6.   PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment consist of the following:

                              DECEMBER 31, 2008     JUNE 30, 2008
                              _________________     _____________

     Equipment and machinery      $  53,397           $  53,108
     Motor vehicles                  39,673              39,458
     Leasehold Improvement           16,299              16,211
                                  _________           _________
                                    109,369             108,777
     LESS: Accumulated
        Depreciation                (46,212)            (34,991)
                                  _________           _________
                                  $  63,157           $  73,786
                                  =========           =========

     Depreciation expense for December 31, 2008 and June 30, 2008 were $10,629 and $10,157, respectively.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of December 30, 2008 and June 30, 2008 consists of the following:

                              DECEMBER 31, 2008     JUNE 30, 2008
                              _________________     _____________

     Accounts Payable             $ 383,305          $1,095,538

     Other Payables                 236,583                   -
                                  _________          __________
                                  $ 619,888          $1,095,538
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


                                                 CONVERSION OF
        PAYMENT DATE          CASH PAYMENT         DEBENTURE

     March 10, 2007           $   250,000            250,000

     September 30, 2007           375,000            375,000

     October 31, 2007             375,000            375,000

     January 31, 2008             250,000            250,000

     July 31, 2008                625,000            625,000
                              ___________          _________

                              $ 1,875,000          1,875,000
                              ============         =========

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


     The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively. During the period ended December 31, 2008, the debenture holders converted 50,343,275 shares against outstanding loan at a total conversion price of $61,500.

     Loans Payable outstanding as of December 31, 2008 amount to $2,632,204 of which $1,573,943 and $1,058,261 were attributed to current portion and long-term, respectively.

9.   LOANS FROM SHAREHOLDERS

     The total outstanding amount of $5,682,660 represents cash advanced from shareholders of the Company.

     These shareholders' loans are unsecured and not repayable within the next twelve months. For the quarter ended December 31, 2008, there was $211,862 imputed interest, at 6.00% annum, recorded. For the year ended June 30, 2008, there was $328,711 imputed interest, at 6.00% per annum, recorded.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


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

11.  CHINA CONTRIBUTION PLAN

     Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $10,500 and $23,854, for the quarter ended December 31, 2008 and the year ended June 30, 2008, respectively.

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


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

     As  a  result  of  the  debt  restructuring   arrangement,   the  Company's
     liabilities on warrants, conversions, discounts were discharged resulting to a net gain of $1,500,132 attributable as follows:

     o    Liabilities on Conversion discharged      $ 2,334,198
     o    Liabilities on Warrants discharged            891,537
     o    Loans discharged                              225,000
     o    Unamortized discounts                      (1,950,603)
                                                    ___________
                                                    $ 1,500,132
                                                    ===========

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


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

     Neither the Company nor its subsidiaries had any assessable income for the period and so neither provision nor benefit for EIT was recorded for the quarter ended December 31, 2008.

     Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years' taxable income.

     As of December 31, 2008, no valuation allowance was provided to the deferred tax assets due to the uncertainty surrounding their realization.

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

16.  COMMITMENT AND CONTINGENCIES

     The Company leases an office premise under a non-cancelable operating lease for a term of two years from January 1, 2008 to December 31, 2009. The cost incurred under this operating lease is recorded as rental expense and totaled $30,755 and $51,261 for the period ended December 31, 2008 and year ended June 30, 2008, respectively. Future minimum rental payments due according to the operating lease until termination at December 31, 2009 are:

          Year            Amount

          2009            80,035
                         _______
                         $80,035
                         =======

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008
                             (STATED IN US DOLLARS)


17.  NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

         Basic and diluted net loss
            per share calculation:       DECEMBER 31, 2008     DECEMBER 31, 2007


         (a). Numerator:
                Net loss used in com-
                puting basic net loss
                per share                    (1,960,227)            (310,450)


         (b). Denominator:
                Weighted-average
                ordinary shares
                outstanding                 142,941,399           57,723,668

         Basic and diluted net loss
            per share                             (.014)               (.005)

     For the period ended December 31, 2008 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENT

Xinhua China Ltd. was incorporated September 14, 1999 under the laws of the State of Nevada as Camden Mines Limited ("Camden"). On October 12, 2004, Camden changed its name from "Camden Mines Limited" to its current corporate name "Xinhua China Ltd." We have certain digital media distribution and related rights in "China" where we mostly operate and seek to pursue our business. We are in the development stage seeking to grow our Company.


SUBSIDIARIES

         PAC-POLY INVESTMENTS LIMITED/BEIJING BOHENG INVESTMENTS LIMITED

As of the date of this Quarterly Report, we hold of record 100% of the total issued and outstanding shares of Pac-Poly Investments Limited ("Pac-Poly"), which is our wholly-owned subsidiary. Pac-Poly is an investment holding company. We maintain a 7.98% effective interest in Xinhua C&D through Pac-PolyAs of the date of this Quarterly Report, we hold of record 95% of the total issued and outstanding shares of Beijing Boheng Investments Limited ("Beijing Boheng"). We re-acquired our interest in Beijing Boheng on August 25, 2008 at a value of $1,625,000, which amount was equal to the unpaid purchase price due by the original purchaser.

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

We are developing a new business plan focused on fiscal year 2009 to achieve several key areas or goals: restructure certain aspects of our organization and relationships after careful consideration as part of our plan to grow our Company and revenues; focus on market awareness primarily making those investors in the USA stock markets aware of us, given our arrangements, discussed below, with the People's Republic of China (China) seek how we can expand our business in both our core license rights and to possibly obtain other benefits or rights similar in nature, and seek acquisitions of mainly China companies or assets that may be the subject of registrations or "spin-off" transactions in the USA markets, both stock and business trade, given the extensive energy, time and expense we have been through in learning about the markets. These plans need to be developed and approved by the Board of Directors, which we also plan to restructure by adding Directors to expand.

We are subject to many risks and there is no assurance of success in our plans.

RESULTS OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the six-month period ended December 31, 2008 and 2007, which financial statements are included elsewhere in this Quarterly Report.

                                          FOR QUARTER ENDED    FOR QUARTER ENDED
                                          DECEMBER 31, 2008    DECEMBER 31, 2007
                                             (UNAUDITED)          (UNAUDITED)
                                          _________________    _________________
REVENUE
   Net revenue                                        -0-              -0-
   Cost of Sales                                      -0-              -0-
GROSS PROFIT                                          -0-              -0-

OPERATING EXPENSES
   Selling, general and administrative
      expenses                                     $337,808         $170,754
OPERATING INCOME (LOSS)                            (337,808)        (170,754)

OTHER INCOME (EXPENSES)
   Other Income                                     179,621            -0-
   Interest income                                    -0-            13,800
   Gain on disposal of Beijing Boheng                73,427            -0-
   Interest expense                                (250,466)        (153,496)
   Impairment loss on Boheng investment           (1,625,000)          -0-
NET LOSS                                          (1,960,227)        (310,450)


RESULTS OF OPERATION

FOR SIX MONTH PERIOD ENDED DECEMBER 31, 2008 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 2007.

     REVENUES AND GROSS MARGIN AND COST OF SALES

We had net sales of $-0- for both six month periods ended December 31, 2008 and December 31, 2007. Our cost of sales for both six month period ended December 31, 2008 and December 31, 2007 was $-0-. Cost of sales decreased proportionately with the decrease in revenues to $-0- during both the six month periods ended December 31, 2008 and December 31, 2007 due to the divesture of certain interest in our assets.

     OPERATING EXPENSES

Our total operating expenses were $337,808 for the six month period ended December 31, 2008 as compared to total operating expenses of $170,754 for the six month period ended December 31, 2007. The increase in operating expenses during the six month period ended December 31, 2008 as compared to the six month period ended December 31, 2007 was due to a variety of expenditures relating to our restructuring efforts.

Selling, general and administrative expenses increased to $337,808 for the six month period ended Decemebr 31, 2008 compared to selling, general and administrative expenses of $170,754 for the six month period ended December 31, 2007. The increase in selling, general and administrative expenses was a result of an increase of fees to our consultants and professional, including legal and accounting, in relation to our fund raising and restructuring.

     INTEREST EXPENSE

We incurred $250,466 in interest expense during the six month period ended December 31, 2008 as compared to $153,496 incurred as interest expense during the six month period ended December 31, 2007. Interest expense incurred consisted primarily of interest charged on loans from related parties and increased due to the increase in loan activity relating to our restructuring.

     OTHER INCOME/IMPAIRMENT LOSS ON INVESTMENT

We earned other income of $179,621 during the six month period ended December 31, 2008 as compared to other income of $-0- during the six month period ended December 31, 2007. We, however, recognized an impairment loss on the Boheng investment of ($1,625,000) during the six month period ended December 31, 2008 compared to $-0- during the six month period ended December 31, 2007.

Thus, we incurred a net loss of ($1,960,227) for the six month period ended December 31, 2008 compared to a net loss of ($310,450) incurred during the six month period ended December 31, 2007. This difference resulted primarily from recognition of the impairment on the Boheng investment and the increase in selling, general and administrative expenses resulting from the restructuring efforts.

FOR THREE MONTH PERIOD ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED DECEMBER 31, 2007.

     REVENUES AND GROSS MARGIN AND COST OF SALES

We had net sales of $-0- for both three month periods ended December 31, 2008 and December 31, 2007. Our cost of sales for both three month period ended December 31, 2008 and December 31, 2007 was $-0-. Cost of sales decreased proportionately with the decrease in revenues to $-0- during both the three month periods ended December 31, 2008 and December 31, 2007 due to the divesture of certain interest in our assets.

     OPERATING EXPENSES

Our total operating expenses were $110,942 for the three month period ended December 31, 2008 as compared to total operating expenses of $92,452 for the three month period ended December 31, 2007. The increase in operating expenses during the three month period ended December 31, 2008 as compared to the three month period ended December 31, 2007 was due to a variety of expenditures relating to our restructuring efforts.

Selling, general and administrative expenses increased to $110,942 for the three month period ended Decemebr 31, 2008 compared to selling, general and administrative expenses of $92,452 for the three month period ended December 31, 2007. The increase in selling, general and administrative expenses was a result of an increase of fees to our consultants and professional, including legal and accounting, in relation to our fund raising and restructuring.

     INTEREST EXPENSE

We incurred $100,137 in interest expense during the three month period ended December 31, 2008 as compared to $146,507 incurred as interest expense during the three month period ended December 31, 2007. Interest expense incurred consisted primarily of interest charged on loans from related parties and increased due to the increase in loan activity relating to our restructuring.

     INTEREST INCOME/IMPAIRMENT LOSS ON INVESTMENT

We earned interest income of $5 during the three month period ended December 31, 2008 as compared to interest income of $13,789 during the three month period ended December 31, 2007. We recognized an impairment loss on the Boheng investment of ($1,625,000) during the three month period ended December 31, 2008 compared to $-0- during the three month period ended December 31, 2007.

Thus, we incurred a net loss of ($1,836,074) for the three month period ended December 31, 2008 compared to a net loss of ($225,170) incurred during the three month period ended December 31, 2007. This difference resulted primarily from recognition of the impairment on the Boheng investment and the increase in selling, general and administrative expenses resulting from the restructuring efforts.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED DECEMBER 31, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the six month period ended December 31, 2008, our current assets were $295,926 and our current liabilities were $2,193,831, resulting in a working capital deficit of $1,897,905. As at the six month period ended December 31, 2008, current assets were comprised of: (i) $1,814 in cash and cash equivalents;
(ii) $69,666 in net accounts receivable; and (iii) $224,446 in other receivables and prepayments. As at the six month period ended December 31, 2008, our current liabilities were comprised of: (i) $619,888 in accounts payable and accrued liabilities; and (ii) $1,573,943 in current portion of loans payable. See " - Material Commitments."

As at the six month period ended December 31, 2008, our total assets were $359,083 comprised of: (i) $295,926 in current assets; and (ii) $63,157 in net property, plant and equipment. The decrease in total assets during the six month period ended December 31, 2008 from fiscal year ended June 30, 2008 was primarily due to the note receivable in the amount of $1,625,000. The note receivable represented the sales proceeds of $1,875,000 from the disposal of Beijing Boheng in accordance with the terms and provisions of the disposal agreement.

As at the six month period ended December 31, 2008, our total liabilities were $8,934,752 comprised of: (i) $2,193,831 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $5,682,660 in loans from shareholders. The slight decrease in total liabilities during the six month period ended December 31, 2008 from fiscal year ended June 30, 2008 was primarily due to the decrease in accounts payable and accrued liabilities.

Stockholders'   deficit  increased  from  ($6,845,321)  for  June  30,  2008  to
($8,575,668) for December 31, 2008.

     OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2008, net cash flow used in operating activities was ($1,890,872) compared to net cash used in operating activities of ($46,781) during the six month period ended December 31, 2007. Net cash flow from operating activities during the six month period ended December 31, 2008 consisted primarily of a net loss of ($1,960,227) adjusted by $10,629 in depreciation, $211,862 in imputed interest expense and $13,768 in amortization of deferred imputed interest from note receivable. Changes in assets and liabilities consisted of a decrease of $342,116 in account receivable, $489,853 in accounts payable and accrued liabilities and $18,355 in deferred revenue, and an increase of $812 in other receivables and prepayments.

     INVESTING ACTIVITIES

During the six month period ended December 31, 2008, net cash flow used in investing activities was $1,625,000 compared to net cash flow sourced from investing activities of ($57,031) for the six month period ended December 31, 2007. Net cash flow used in investing activities during the six month period ended December 31, 2008 was primarily the result of $1,625,000 as a loss on impairment of asset.

     FINANCING ACTIVITIES

During the six month period ended December 31, 2008, net cash flow provided by financing activities was $228,732 compared to net cash flow provided by financing activities of $86,788 for the six month period ended December 31, 2007. Net cash flow provided from financing activities during the six month period ended December 31, 2008 pertained primarily to $272,404 received as loan from shareholders and $502 in stock issued to Highgate on debt conversion (offset by $44,174 in repayment of long-term borrowings).

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
                            ===========          =========

As of March 31, 2008, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares of our common stock on March 1, 2007 and 125,000 shares on April 18, 2007, respectively, pursuant to exercise rights. The scheduled payments of $375,000 due on September 30, 2007 and October 31, 2007, respectively, were not paid as of March 31, 2008. During the six month period ended December 31, 2008, an aggregate of 50,343,275 shares of our common stock were issued pursuant to conversion of the debt at a total conversion price of $61,500. As of December 31, 2008, an aggregate of $2,632,204 remains due and owing.

LOANS FROM SHAREHOLDERS

During fiscal year 2007/8, a material commitment for us relates to the loans from shareholders. The outstanding amount of $5,682,660 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, and not repayable within the next twelve months. For the six month period ended December 31, 2008, we calculated imputed interest expense of $167,755 in relation to shareholders loans at its effective interest rate of 6% per annum and accounted for it in the consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2008, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2009. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month period ended December 31, 2008, we issued an aggregate of 50,343,275 shares of our common stock to Highgate in accordance with conversion of a certain portion on the Debt.

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


                                       XINHUA CHINA LTD.


Dated: February 16, 2009               By: /s/ XIANPING WANG
                                       _________________________________________
                                       Xianping Wang
                                       President/Chief Executive Officer


Dated: February 16, 2009               By: /s/ XIANPING WANG
                                       _________________________________________
                                       Xianping Wang
                                       Acting as Interim Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

SIGNATURES                TITLE                                     DATE

/s/ XIANPING WANG         President, Chief Executive Officer        May 20, 2008
_________________         and a Director
    Xianping Wang