Form 10-Q
period 2009-03-31
XINHUA CHINA LTD
filed 2009-05-18
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the six month period ended March 31, 2009

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

                    B-26F, ORIENTAL KENZO DONGCHENG DISTRICT
                                 BEIJING 100027
                           PEOPLE'S REPUBLIC OF CHINA
                           __________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        86-10-64168816 OR 86-10-64168916
                        ________________________________
                           (ISSUER'S TELEPHONE NUMBER)

             SUITE 304, BUILDING #1, YUANJIA INTERNATIONAL APARTMENT
                    NO. 40 DONGZHONG ST., DONGCHENG DISTRICT
                                 BEIJING 100027
                           PEOPLE'S REPUBLIC OF CHINA
                           __________________________
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

SECURITIES REGISTERED PURSUANT TO SECTION        NAME OF EACH EXCHANGE ON WHICH
            12(B) OF THE ACT:                             REGISTERED:
                   NONE
                   ____

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
           COMMON STOCK, $0.00001 PAR VALUE
           ________________________________
                   (TITLE OF CLASS)

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

Indicate the number of shares outstanding
of each of the issuer's classes of common
stock, as of the most practicable date:           Outstanding as of May 15, 2009

Class
Common Stock $0.000001 par value                        393,898,813

                                XINHUA CHINA LTD.

                                    FORM 10-Q

              PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Discloses About Market Risk

Item 4.       Controls and Procedures

Item 4T.      Controls and Procedures

..             PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

Item 1A.      Risk Factors

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits

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

                        MARCH 31, 2009 AND JUNE 30, 2008

                             (STATED IN US DOLLARS)

XINHUA CHINA LTD.



CONTENTS                                                           PAGES

Report of Registered Independent Public Accounting Firm              F-1

Consolidated Balance Sheet                                     F-2 - F-3

Consolidated Statement of Income                                     F-4

Consolidated Statement of Stockholders' Equity                       F-5

Consolidated Statement of Cash Flows                                 F-6

Notes to the Financial Statements                             F-7 - F-20

Board of Directors and Stockholders
Xinhua China Ltd.

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying interim consolidated Balance Sheets of Xinhua China Ltd. ("the Company") as of March 31, 2009 and June 30, 2008, and the related statements of income, stockholders' equity, and cash flows for the three-months and nine-months ended March 31, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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







South San Francisco, California                   Samuel H. Wong & Co., LLP
April 24, 2009                                    Certified Public Accountants



                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                     AS OF MARCH 31, 2009 AND JUNE 30, 2008
                             (STATED IN US DOLLARS)


                                                          NOTES                  MARCH 31, 2009             JUNE 30, 2008
                                                                             ________________________     __________________
ASSETS
        CURRENT ASSETS
          Cash and Cash Equivalents                        3D                                 25,466                 38,733
          Accounts Receivable, NET                         3E                                 74,016                411,782
          Note Receivable                                                                          -              1,625,000
          Other Receivables and Prepayments                 4                                224,404                223,231
                                                                             ________________________     __________________
             Total Current Assets                                                            323,886              2,298,746

        LONG-TERM ASSETS
          Property, Plant & Equipment, NET                3F,5                                57,630                 73,786
                                                                             ________________________     __________________
             Total Long-term Assets                                                           57,630                 73,786

                                                                             ________________________     __________________
             Total Assets                                                              $     381,516           $  2,372,532
                                                                             ========================     ==================

LIABILITIES & STOCKHOLDERS' EQUITY

        LIABILITIES
          CURRENT LIABILITIES
          Accounts Payable and Accrued Liabilities          6                                658,731              1,095,538
          Deferred Revenue                                                                         -                 18,355
          Current portion of Loans Payable                  7                              1,530,843              1,635,443
                                                                             ________________________     __________________
             Total Current Liabilities                                                     2,189,575              2,749,336

          LONG-TERM LIABILITIES
          Loans Payable                                     7                              1,058,261              1,058,261
          Loans from Shareholders                           8                              5,824,727              5,410,256
                                                                             ________________________     __________________
             Total Long-term Liabilities                                                   6,882,988              6,468,517

                                                                             ________________________     __________________
             Total Liabilities                                                             9,072,563              9,217,853













   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT







                                                               NOTE                 MARCH 31, 2009            JUNE 30, 2008
                                                                             ________________________     __________________

STOCKHOLDERS' EQUITY

          Common  Stock  $0.00001  Par  Value  500,000,000
             Shares  Authorized; 282,707,780  and 98,655,733
             shares issued and outstanding at March 31,
             2009 and June 30, 2008, accordingly.               9                              2,827                    987
          Additional Paid-In Capital                                                      11,260,680             10,903,997
          Accumulated Other Comprehensive
             Income                                                                           38,772                 38,149
          Accumulated Deficit                                                            (19,993,326)           (17,788,454)
                                                                             ________________________     __________________
              Total Stockholders' (Deficit)/Equity                                        (8,691,048)            (6,845,321)

                                                                             ________________________     __________________
          Total Liabilities & Stockholders' Equity                                     $     381,516           $  2,372,532
                                                                             =========================    ===================











   See Accompanying Notes to the Financial Statements and Accountant's Report



                                XINHUA CHINA LTD.
                        CONSOLIDATED STATEMENT OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
                             (STATED IN US DOLLARS)


                                                 NOTE         FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
REVENUE                                                    MARCH 31, 2009    MARCH 31, 2008       MARCH 31, 2009   MARCH 31, 2008
                                                          _________________ _________________    _________________ ________________
      Revenue, NET                                3H          $          -      $          -        $           -      $         -
      Cost of Sales, NET                          3I                     -                 -                    -                -
         Gross Profit                                                    -                 -                    -                -

OPERATING EXPENSES

      Selling, General, and Administrative
      Expenses                                                     145,682            16,704              483,491          187,458
                                                          _________________ _________________    _________________ ________________
         Total Operating Expense                                   145,682            16,704              483,491          187,458

                                                          _________________ _________________    _________________ ________________
      Operating Income/(Loss)                                     (145,682)          (16,704)            (483,491)        (187,458)
                                                          _________________ _________________    _________________ ________________

OTHER INCOME (EXPENSES)
      Other Income                                                       -                 -                    -                -
      Interest Income                                                    7            13,781                   50           27,581
      Gain on debt restructuring                                         -            12,644               73,427           12.644
      Gain from writing off accounts
      payable                                                            -                 -              179,621                -
      Impairment loss on Boheng investment        13                                       -           (1,625,000)               -
      Other Expense                                                      -                 -                    -                -
      Interest Expense                                             (98,971)         (180,106)            (349,380)        (408,856)
                                                          _________________ _________________    _________________ ________________
         Loss before minority interest and income tax             (244,646)         (170,385)          (2,204,872)        (557,089)

      Minority interest in net loss of
      consolidated subsidiaries                                          -                 -                    -                -
                                                          _________________ _________________    _________________ ________________

Loss before Income Tax                                            (244,646)         (170,385)          (2,204,872)        (557,089)

Income Tax                                        3M                     -                 -                    -                -

                                                          _________________ _________________    _________________ ________________
Net Loss                                                      $   (244,646)     $   (170,385)       $  (2,204,872)     $  (557,089)
                                                           ================ =================    ================= ================

                                                          _________________ _________________    _________________ ________________
Basic & Diluted Earnings Per Share               3N,14        $     (.0012)     $     (.0027)       $      (.0110)     $    (.0088)
                                                           ================ =================    ================= ================

Weighted Average Shares Outstanding                            199,873,539        63,463,287          199,873,539       63,463,287
                                                          _________________ _________________    _________________ ________________






   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                XINHUA CHINA LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)


                                                                    ADDITIONAL          OTHER
                                         NUMBER OF       COMMON       PAID IN       COMPREHENSIVE     ACCUMULATED
                                           SHARES        STOCK        CAPITAL       INCOME(LOSS)        DEFICIT          TOTAL
                                       _______________ ___________ ______________ __________________ _______________ ______________

    Balance, July 1, 2007                  54,638,890         546     10,423,526              8,749    (17,097,530)     (6,664,709)
    Additional Paid-in Capital                      -           -        151,760                  -              -         151,760
    Imputed interest on interest
    free advances from related party                -           -        328,711                  -              -         328,711
    Issuance of shares to Highgate         44,016,843         441              -                  -              -             441
    Foreign Currency translation                    -           -              -             29,400              -          29,400
    Net Loss for year                               -           -              -                  -       (690,924)       (690,924)
                                       _______________ ___________ ______________ __________________ _______________ ______________
    Balance, June 30, 2008                 98,655,733         987     10,903,997             38,149    (17,788,454)     (6,845,321)
                                       =============== =========== ============== ================== =============== ==============

    Balance, July 1, 2008                  98,655,733         987     10,903,997             38,149    (17,788,454)     (6,845,321)
    Additional Paid-in Capital                      -           -        102,760                  -              -         102,760
    Imputed interest on interest
    free advances from related party                -           -        253,923                  -              -         253,923
    Issuance of shares to Highgate        184,052,047       1,840              -                  -              -           1,840
    Foreign Currency translation                    -           -              -                623              -             623
    Net Loss for quarter                            -           -              -                  -     (2,204,872)     (2,204,872)
                                       _______________ ___________ ______________ __________________ _______________ ______________
    Balance, March 31, 2009               282,707,780       2,827     11,260,680             38,772    (19,993,326)     (8,691,048)
                                       =============== =========== ============== ================== =============== ==============



                                           ACCUMULATED COMPREHENSIVE INCOME/(LOSS)

                                                                      MARCH 31, 2009          JUNE 30, 2008
                                                                  _______________________   __________________

                COMPREHENSIVE INCOME(LOSS)
                 Net Loss                                                $   (2,204,872)       $    (690,924)

                OTHER COMPREHENSIVE INCOME

                 Foreign Currency Translation Adjustment                             623               29,400
                                                                  _______________________   __________________
                Total Comprehensive Income                                $  (2,204,249)       $    (661,524)
                                                                  =======================   ==================




   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                XINHUA CHINA LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
                             (STATED IN US DOLLARS)




                                                            FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                         MARCH 31, 2009     MARCH 31, 2008       MARCH 31, 2009    MARCH 31, 2008
                                                        __________________ _________________    _________________ _________________
CASH FLOW FROM OPERATING ACTIVITIES:
       Net (Loss)                                            $   (244,646)      $  (246,639)         $(2,204,873)       $ (557,089)
       Adjustments to reconcile net earnings(loss) to
       net cash used in operating activities:
            Depreciation                                            5,527             3,186               16,156             5,740
            Imputed interest expense                               98,971           244,111               310833           443,770
            Amortization of deferred imputed interest
            from note receivable                                        -                 -                    -            13,768

       CHANGES IN ASSETS AND LIABILITIES:
            Decrease/(Increase) Accounts receivable                (4,351)          (12,607)             337,765           (80,341)
            Decrease/(Increase) Other receivables and
            prepayments                                                 -            (8,718)                (812)          (17,264)
            Decrease/(Increase) Accounts Payable and
            accrued liabilities                                    26,041           115,964             (463,812)          267,467
            Decrease/(Increase) in Deferred Revenue                     -           (13,768)             (18,355)          (41,303)
                                                        __________________ _________________    _________________ _________________
       Cash Sourced/(Used) in Operating Activities               (118,456)           81,529           (2,009,328)           34,748
                                                                   123984
                                                        __________________ _________________    _________________ _________________

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds of note receivable - Boheng                             -                 -                    -                 -
       Purchase of plant and equipment                                  -           (16,160)           1,625,000           (73,191)
       Loss on impairment of asset                                      -                 -                    -                 -
                                                        __________________ _________________    _________________ _________________
       Cash Used/(Sourced) in Investing Activities                      -           (16,160)           1,625,000           (73,191)
                                                        __________________ _________________    _________________ _________________

CASH FLOWS FROM FINANCING ACTIVITIES:
       Stock Issue to Highgate on debt conversion                   1,337                 -                1,839                 -
       Repayment of Loan to Highgate                              (43,100)          (89,565)             (87,274)          (89,565)
       Loans from shareholders                                    142,068            14,143              414,472           100,931
       Additional Paid-in Capital                                  41,763                 -               41,763                 -
                                                        __________________ _________________    _________________ _________________
       Cash Sourced/(Used) in Financing Activities                142,068           (75,422)             370,800            11,366
                                                        __________________ _________________    _________________ _________________

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS
FOR THE YEAR                                                       23,652           (10,053)             (13,266)          (27,077)

EFFECT OF CURRENCY TRANSLATION                                         41             4,770                  252            39,070

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,814            20,009               38,733             2,733

                                                        __________________ _________________    _________________ _________________
CASH & CASH EQUIVALENTS AT END OF PERIOD                     $     25,466       $    14,726           $   25,466        $   14,726
                                                        ================== =================    ================= =================

Cash paid for interest expenses                              $          -       $         -           $        -        $       -
                                                        ================== =================    ================= =================




   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)



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

         Details of the Company's subsidiaries as of March 31, 2009 are described below:


                                                  PLACE OF
                                                INCORPORATION                                 PARTICULARS OF      EFFECTIVE
                                                AND KIND OF          PRINCIPAL ACTIVITIES     ISSUED/REGISTERED    INTEREST
                        NAME                    LEGAL ENTITY        AND PLACE OF OPERATION     SHARE CAPITAL         HELD
                        ____                    ____________        ______________________    _________________   _________

                                                                          Sales and
           Beijing Joannes Information       PRC, a company with       distribution of       Registered capital
           Technology Co., Ltd.               limited liability           books, PRC            US$1,250,000         100%

                                          British Virgin Islands, a                         10,000,000 ordinary
           Pac-Poly Investment Ltd.         company with limited     Investment holding,     shares of US$1 par
                                                  liability                  PRC                   value             100%

2.       GOING CONCERN UNCERTAINTIES

         These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

         As of March 31, 2009, the Company had no working capital but current liabilities exceeding current assets by $1,865,689 and an accumulated deficit of $19,993,326 because the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)



         (F.) PROPERTY, PLANT, AND EQUIPMENT, NET

         Property, plant, and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

           ASSET CLASSIFICATION              DEPRECIABLE LIFE
           Motor Vehicles                       8 - 10 years
           Equipment and Machinery              5 - 8 years
           Leasehold Improvement                    2 years

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)


         Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations. EITF No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the period ended March 31, 2009, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

         (K.) ADVERTISING EXPENSES

         The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "REPORTING FOR ADVERTISING COSTS". For the period ended March 31, 2009, advertising expenses amount to zero.

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

         (M.) INCOME TAXES

         The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.
         Income tax liabilities computed according to the United States and People's Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)


         liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

         In respect of the  Company's  subsidiaries  domiciled  and  operated in
         China:

         o Beijing Joannes Information Technology Co., Ltd. is located in the PRC and Pac-Poly Investment Ltd. is located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

                    SUBSIDIARY              COUNTRY OF DOMICILE    INCOME TAX
                                                                       RATE
             ______________________________ ______________________ __________
             Beijing Joannes Information         PRC                  25.00%
             Technology Co., Ltd. Pac-Poly  British Virgin Islands     0.00%
             Investment Ltd.

         o Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

         o The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

                                          TAXABLE INCOME
            RATE          OVER             BUT NOT OVER     OF AMOUNT OVER
            ____          ____             ____________     ______________
            15%                     0             50,000                    0
            25%                50,000             75,000               50,000
            34%                75,000            100,000               75,000
            39%               100,000            335,000              100,000
            34%               335,000         10,000,000              335,000
            35%            10,000,000         15,000,000           10,000,000
            38%            15,000,000         18,333,333           15,000,000
            35%            18,333,333                  -                    -

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)


         Based on the consolidated net income for the period ended March 31, 2009, the Company shall not be subject to income tax.

         (N.) LOSS PER SHARE

         The Company calculates loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 282,707,780 and 98,655,733 of common stock at March 31, 2009 and June 30, 2008, respectively, are anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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


         EXCHANGE RATES                                 MARCH 31, 2009    JUNE 30, 2008    MARCH 31, 2008
         ______________                                 ______________   _____ ________    ______________
         Period/year end RMB : US$ exchange rate            6.8359             6.8718         7.0222
         Average period/year RMB : US$ exchange rate        6.8357             7.0726         7.3968


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)



4.       OTHER RECEIVABLES AND PREPAYMENT

                                         MARCH 31, 2009          JUNE 30, 2008
                                         ______________          _____________

         Prepayments                     $      224,404          $     223,231
                                         ==============          =============

         The carrying amounts of prepayments approximate their fair value.


5.       PROPERTY, PLANT, AND EQUIPMENT, NET

         Property, plant, and equipment consist of the following:

                                              MARCH 31, 2009   JUNE 30, 2008
                                              ______________   _____________
         Equipment and machinery              $       53,387   $      53,108
         Motor vehicles                               39,666          39,458
         Leasehold Improvement                        16,296          16,211
                                              ______________   _____________
                                                     109,349         108,777
         LESS: Accumulated Depreciation             (51,719)        (34,991)
                                              ______________   _____________
                                              $       57,630   $      73,786
                                              ==============   =============

         Depreciation expense for the nine months ended March 31, 2009 and the year ended June 30, 2008 were $16,156 and $10,157, respectively.

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities as of March 31, 2009 and June 30, 2008 consists of the following:

                                               MARCH 31, 2009  JUNE 30, 2008
                                              ______________   _____________

      Accounts Payable                        $      397,571   $   1,095,538

      Other Payables                                 261,160               -
                                              ______________   _____________
                                              $      658,731   $   1,095,538
                                              ===============  =============

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)



7.       LOANS PAYABLE/CONVERTIBLE DEBENTURE

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



                                                                CONVERSION OF
         PAYMENT DATE                       CASH PAYMENT          DEBENTURE
         __________________             ___________________   __________________
         March 10, 2007                $           250,000              250,000

         September 30, 2007                        375,000              375,000

         October 31, 2007                          375,000              375,000

         January 31, 2008                          250,000              250,000

         July 31, 2008                             625,000              625,000
                                        ___________________   __________________

                                       $         1,875,000            1,875,000
                                        ===================   ==================

         The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively. During the period ended March 31, 2009, the debenture holders converted 133,708,772 shares against outstanding loan at a total conversion price of $43,100.
         Loans Payable outstanding as of March 31, 2009 amount to $2,589,104 of which $1,530,843 and $1,058,261 were attributed to current portion and long-term, respectively.

8.       LOANS FROM SHAREHOLDERS

         The total outstanding amount of $5,824,727 represents cash advanced from shareholders of the Company.

         These shareholders' loans are unsecured and not repayable within the next twelve months. For the quarter ended March 31, 2009, there was $86,169 imputed interest, at 6.00% annum, recorded. For the year ended June 30, 2008, there was $314,865 imputed interest, at 6.00% per annum, recorded.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)



9.       COMMON STOCK AND WARRANTS

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

         (2) SHARE PURCHASE WARRANT ISSUED FROM CONVERTIBLE DEBENTURE On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants. One share purchase warrants is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010. As of March 31, 2009, 230,728,061 shares of common stock have been converted by the convertible debenture holders at an aggregate amount of $481,800.

         (3) SHARE WARRANT ISSUED FOR SERVICE On May 1, 2006, the Company issued 100,000 warrants at $1.47 per share to Mr. Peter Shandro, the VP Business Strategy of the Company, in association with the planning and execution of the on-line ecommerce initiative of the Company. Compensation expense of $94,775 was recorded with the issuance of these warrants.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)


10.      CHINA CONTRIBUTION PLAN

         Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $ 25,273 and $23,854, for the quarter ended March 31, 2009 and the year ended June 30, 2008, respectively.

11.      STATUTORY RESERVES

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

12.      GAIN ON DEBT RESTRUCTURING

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)



              (iv) No additional  liquidated damages accruing during the term of the Forbearance and Settlement Agreement;

              (v) Permitting the Company to withdraw the Registration Statement filed on March 28, 2006 with the SEC in connection with the Convertible Debentures;

              (vi) During the term of the Forbearance and Settlement  Agreement, waiving the requirement for the Company to receive written consent of each Buyer for any organizational change (as defined in the Securities Purchase Agreement) to be directly or indirectly consummated by the Company, and that the company will not effectuate any stock splits for at least nine months without the consent of the Investors; and

              (vii)Terminate the provisions for security shares as set forth in
                   Section 9 of the Securities Purchase Agreement and in Section 2 of the Transfer Agent Instructions upon receipt by the Investors of the first scheduled repayment amount.

         As a  result  of the  debt  restructuring  arrangement,  the  Company's
         liabilities  on  warrants,   conversions,   discounts  were  discharged
         resulting to a net gain of $1,500,132 attributable as follows:

         o Liabilities on Conversion discharged                  $ 2,334,198
         o Liabilities on Warrants discharged                        891,537
         o Loans discharged                                          225,000
         o Unamortized discounts                                  (1,950,603)
                                                              ______________
                                                                 $ 1,500,132

13.      IMPAIRMENT LOSS ON BOHENG INVESTMENT

         As a result of the termination of the acquisition of Beijing Boheng Investments and Management Co., Ltd. by Purchaser, the Company repossessed Boheng as its 95% interest subsidiary on August 25, 2008 at a value of $1,625,000 equal to the unpaid purchase price due by the Purchaser. After the repossession of Boheng, the Company conducted an evaluation of its carrying value and determined that an impairment loss in amount of $1,625,000 was incurred although Boheng still owns 7.98% equity interest in Xinhua C&D. This impairment loss was accordingly reflected in the income statement for the quarter ended December 31, 2008.

14.      CONCENTRATION OF RISK

         (A). MAJOR  CUSTOMERS AND VENDORS

              100% of the Company's revenues were derived from customers located in the PRC, and there are no customers and vendors who account for 10% or more of revenues and purchases. The Company's assets are all located in the PRC.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009
                             (STATED IN US DOLLARS)


         (B). CREDIT RISK
              There are no concentrations of credit risk because the Company, while in operation, entered into large number of cash sale transactions without deploying financial instruments, which may potentially drive to significant concentrations.

15.      NET LOSS PER SHARE

         Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

         The following table sets forth the computation of basic and diluted net loss per share for the period indicated:


                                                           FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED

         Basic and diluted net loss per share          MARCH 31, 2009      MARCH 31, 2008        MARCH 31, 2009     MARCH 31, 2008
         calculation:                                  ______________      ______________        ______________     ______________

         a).  Numerator:
                Net loss used in computing basic
                net loss per share                          (244,646)          (170,385)           (2,204,872)          (557,089)

         (b). Denominator:
                Weighted-average ordinary shares
                outstanding                              199,873,539         63,463,287           199,873,539         63,463,287

         Basic and diluted net loss per share                 (.0012)            (.0027)               (.0151)            (.0088)



         For the period ended March 31, 2009 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

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

RESULTS OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the nine-month period ended March 31, 2009 and 2008, which financial statements are included elsewhere in this Quarterly Report.


                                                                        FOR NINE MONTH PERIOD   FOR NINE MONTH PERIOD
                                                                         ENDED MARCH 31, 2009    ENDED MARCH 31, 2008
                                                                              (UNAUDITED)             (UNAUDITED)
REVENUE
   Net revenue                                                                    -0-                      -0-
   Cost of Sales                                                                  -0-                      -0-
GROSS PROFIT                                                                      -0-                      -0-

OPERATING EXPENSES
   Selling, general and administrative expenses                                $483,491                 $187,458
OPERATING INCOME (LOSS)                                                        (483,491)                (187,458)

OTHER INCOME (EXPENSES)
   Interest income                                                                50                     27,581
   Gain on debt restructuring                                                   73,427                   12,644
    Gain from writing off accounts payable                                      179,621                    -0-
   Interest expense                                                           (349,380-)                (408,856)
   Impairment loss on Boheng investment                                       (1,625,000)                  -0-
NET LOSS                                                                      (2,204,872)               (557,089)


RESULTS OF OPERATION

FOR NINE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 2008.

         REVENUES AND GROSS MARGIN AND COST OF SALES

We had net sales of $-0- for both nine month periods ended March 31, 2009 and March 31, 2008. Our cost of sales for both nine month periods ended March 31, 2009 and March 31, 2008 was $-0-. The lack of sales during both the nine month periods ended March 31, 2009 and March 31, 2008 was due to the divesture of certain interests in our assets.

         OPERATING EXPENSES

Our total operating expenses were $483,491 for the nine month period ended March 31, 2009 as compared to total operating expenses of $187,458 for the nine month period ended March 31, 2008. The increase in operating expenses during the nine month period ended March 31, 2009 as compared to the nine month period ended March 31, 2008 was due to a variety of expenditures relating to our restructuring efforts.

Selling, general and administrative expenses increased to $483,491 for the nine month period ended March 31, 2009 compared to selling, general and administrative expenses of $187,458 for the nine month period ended March 31, 2008. The increase in selling, general and administrative expenses was a result of an increase of fees to our consultants and professional, including legal and accounting, in relation to our fund raising and restructuring.

         INTEREST EXPENSE

We incurred $349,380 in interest expense during the nine month period ended March 31, 2009 as compared to $408,856 incurred as interest expense during the nine month period ended March 31, 2008. Interest expense incurred consisted primarily of interest charged on loans from related parties and increased due to the increase in loan activity relating to our restructuring.

         INTEREST INCOME/IMPAIRMENT LOSS ON INVESTMENT

We earned interest income of $50 during the nine month period ended March 31, 2009 as compared to interest income of $27,581 during the nine month period ended March 31, 2008. We, however, recognized an impairment loss on the Boheng investment of ($1,625,000) during the nine month period ended March 31, 2009 compared to $-0- during the nine month period ended March 31, 2008.

Thus, we incurred a net loss of ($2,204,872) for the nine month period ended March 31, 2009 compared to a net loss of ($557,089) incurred during the nine month period ended March 31, 2008. This difference resulted primarily from recognition of the impairment on the Boheng investment and the increase in selling, general and administrative expenses resulting from the restructuring efforts.

FOR THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2008.

         REVENUES AND GROSS MARGIN AND COST OF SALES

We had net sales of $-0- for both three month periods ended March 31, 2009 and March 31, 2008. Our cost of sales for both three month period ended March 31, 2009 and March 31, 2008 was $-0-. The lack of sales during both the three month periods ended March 31, 2009 and March 31, 2008 was due to the divesture of certain interests in our assets.

         OPERATING EXPENSES

Our total operating expenses were $145,682 for the three month period ended March 31, 2009 as compared to total operating expenses of $16,704 for the three month period ended MJarch 31, 2008. The increase in operating expenses during the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 was due to a variety of expenditures relating to our restructuring efforts.

Selling, general and administrative expenses increased to $145,682 for the three month period ended March 31, 2009 compared to selling, general and administrative expenses of $16,704 for the three month period ended March 31, 2008. The increase in selling, general and administrative expenses was a result of an increase of fees to our consultants and professional, including legal and accounting, in relation to our fund raising and restructuring.

         INTEREST EXPENSE

We incurred $98,971 in interest expense during the three month period ended March 31, 2009 as compared to $180,106 incurred as interest expense during the three month period ended March 31, 2008. Interest expense incurred consisted primarily of interest charged on loans from related parties and increased due to the increase in loan activity relating to our restructuring.

         INTEREST INCOME

We earned interest income of $7 during the three month period ended March 31, 2009 as compared to interest income of $13,781 during the three month period ended March 31, 2008.

Thus, we incurred a net loss of ($244,646) for the three month period ended March 31, 2009 compared to a net loss of ($170,385) incurred during the three month period ended March 31, 2008. This difference resulted primarily from the increase in selling, general and administrative expenses resulting from the restructuring efforts.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED MARCH 31, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the nine month period ended March 31, 2009, our current assets were $323,886 and our current liabilities were $2,189,575, resulting in a working capital deficit of $1,865,689. As at the nine month period ended March 31, 2009, current assets were comprised of: (i) $25,466 in cash and cash equivalents; (ii) $74,016 in net accounts receivable; and (iii) $224,404 in other receivables and prepayments. As at the nine month period ended March 31, 2009, our current liabilities were comprised of: (i) $658,731 in accounts payable and accrued liabilities; and (ii) $1,530,843 in current portion of loans payable. See " - Material Commitments."

As at the nine month period ended March 31, 2009, our total assets were $381,516 comprised of: (i) $323,886 in current assets; and (ii) $57,630 in net property, plant and equipment. The decrease in total assets during the nine month period ended March 31, 2009 from fiscal year ended June 30, 2008 was primarily due to the note receivable in the amount of $1,625,000 and the decrease in accounts receivable. The note receivable represented the sales proceeds of $1,875,000 from the disposal of Beijing Boheng in accordance with the terms and provisions of the disposal agreement.

As at the nine month period ended March 31, 2009, our total liabilities were $9,072,563 comprised of: (i) $2,189,575 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $5,824,727 in loans from shareholders. The slight decrease in total liabilities during the nine month period ended March 31, 2009 from fiscal year ended June 30, 2008 was primarily due to the decrease in accounts payable and accrued liabilities.

Stockholders'   deficit  increased  from  ($6,845,321)  for  June  30,  2008  to
($8,691,048) for March 31, 2009.

         OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2009, net cash flow used in operating activities was ($2,009,328) compared to net cash sourced from operating activities of $34,748 during the nine month period ended March 31, 2008. Net cash flow from operating activities during the nine month period ended March 31, 2009 consisted primarily of a net loss of ($2,204,873) adjusted by $16,156 in depreciation and $310,833 in imputed interest expense. Changes in assets and liabilities consisted of a decrease of $337,765 in accounts receivable, an increase of $463,812 in accounts payable, an increase of $18,355 in deferred revenue and a further increase of $18,355 in deferred revenue.

         INVESTING ACTIVITIES

During the nine month period ended March 31, 2009, net cash flow used in investing activities was $1,625,000 compared to net cash flow sourced from investing activities of ($73,191) for the nine month period ended March 31, 2008. Net cash flow used in investing activities during the nine month period ended March 31, 2009 was primarily the result of $1,625,000 as the impairment loss of the Boheng Investment.

         FINANCING ACTIVITIES

During the nine month period ended March 31, 2009, net cash flow provided by financing activities was $370,800 compared to net cash flow provided by financing activities of $11,366 for the nine month period ended March 31, 2008. Net cash flow provided from financing activities during the nine month period ended March 31, 2009 pertained primarily to $414,472 received as loan from shareholders, $1,839 in stock issued to Highgate on debt conversion and $41,763 as additional paid-in capital, which was offset by $87,274 in repayment of loan to Highgate.

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

The payment plan under the Forbearance and Settlement Agreement is as follows:

                                                             Conversion of
         Payment Date              Cash Payment                Debenture
         _________________     ______________________    _____________________
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
                               ======================    =====================

As of March 31, 2008, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares of our common stock on March 1, 2007 and 125,000 shares on April 18, 2007, respectively, pursuant to exercise rights. The scheduled payments of $375,000 due on September 30, 2007 and October 31, 2007, respectively, were not paid as of March 31, 2008. During the nine month period ended March 31, 2009, an aggregate of 133,708,772 shares of our common stock were issued pursuant to conversion of the debt at a total conversion price of $43,100. As of March 31, 2009, an aggregate of $2,589,104 remains due and owing.

LOANS FROM SHAREHOLDERS

During fiscal year 2007/8, a material commitment for us relates to the loans from shareholders. The outstanding amount of $5,824,727 represents cash advanced to us from our shareholders. These shareholder loans are unsecured and not repayable within the next twelve months. For the three month period ended March 31, 2009, we calculated imputed interest expense of $86,169 in relation to the shareholders loans at its effective interest rate of 6% per annum and accounted for it in the consolidated financial statements.

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

As of March 31, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

CORNELL CAPITAL PARTNERS LP/HIGHGATE HOUSE FUNDS LTD.

We previously entered into a forbearance and settlement agreement (the "Forbearance and Settlement Agreement") with Cornell Capital Partners LP
("Cornell") and Highgate House Funds, Ltd. ("Highgate"). On December 29, 2006, we completed a debt restructuring with Cornell and Highgate under the Forbearance and Settlement Agreement. Pursuant to the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the Securities Purchase Agreement previously entered into by us with Cornell and Highgate dated November 23, 2005 and amended on March 23, 2006, and the two convertible debentures in the amounts of $1,250,000 to Highgate dated November 23, 2005 and $2,000,000 to Cornell dated March 23, 2006 (collectively, the "Convertible Debentures") in accordance with the terms and conditions set forth in the Forbearance and Settlement Agreement.

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

The payment plan under the Forbearance and Settlement Agreement is as follows:

                                                             Conversion of
         Payment Date              Cash Payment                Debenture
         _________________     ______________________    _____________________
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

During the nine month period ended March 31, 2009, an aggregate of 133,708,772 shares of our common stock were issued pursuant to conversion of the debt at a total conversion price of $43,100. As of March 31, 2009, an aggregate of $2,589,104 remains due and owing.

SETTLEMENT OF DEBT

We had incurred an aggregate of $3,426,444 (the "Debt") as of March 1, 2008 to our President/Chief Executive Officer, Xianping Wang, consisting of sums of money loaned by Mr. Wang to us for funding and working capital purposes. We have been unable to repay the Debt. At the time the Debt was incurred, we had agreed that in the event we were unable to repay the Debt, the Debt would be satisfied by conversion of the Debt into shares of our common stock at $0.0001 per share. On approximately March 1, 2009, Mr. Wang assigned his right, title and interest in the Debt to Lily Wang. On approximately March 30, 2009, Lily Wang elected to convert a portion of the Debt into 57,000,000 shares of our common stock.

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


                                    XINHUA CHINA LTD.


Dated: May 18, 2009                 By: /s/XIANPING WANG
                                        _______________________________________
                                        Xianping Wang, President/Chief
                                        Executive Officer



Dated: May 18, 2009                 By: /s/ XIANPING WANG
                                        _______________________________________
                                         Xianping Wang, Acting as Interim Chief
                                         Financial Officer