Form 10-K/A
period 2008-06-30
XINHUA CHINA LTD
filed 2009-10-13
CIK 1104904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               (Amendnent No. 1)

Mark One

[X] ANNUAL REPORT UNDERSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF
    1934

                     For the fiscal year ended June 30, 2008


[ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                For the transition period from ______ to _______


                        Commission file number: 000-33195


                                XINHUA CHINA LTD.
                 ______________________________________________
                 (Name of small business issuer in its charter)


                     NEVADA                                      88-0437644
 _____________________________________________               ___________________
 (State or other jurisdiction of incorporation               (I.R.S. Employer
                or organization)                             Identification No.)


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

The number of shares of common stock of the issuer  outstanding and the date is:
October 7, 2008: 82,460,118

                                XINHUA CHINA LTD.

                                   FORM 10-KSB

                                     PART I

Item 1.         Description of Business                                        5

Item 2.         Description of Property                                        8

Item 3.         Legal Proceedings                                              8

Item 4.         Submission of Matters to a Vote of Security Holders            8

                                    PART II

Item 5.         Market for Common Equity and Related Stockholder Matters
                and Small Business Issuer Purchases of Equity Securities       8

Item 6.         Management's Discussion and Analysis or Plan of Operations    12

Item 7.         Financial Statements                                          24

Item 8A(T).     Controls and Procedures                                       25

                                    PART III


Item 9.         Directors, Executive Officers, Promoters, Control Persons
                and Corporate Governance; Compliance with Section 16(a)
                of the Exchange Act                                           27

Item 10.        Executive Compensation                                        29

Item 11.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    31

Item 12.        Certain Relationships and Related Transactions and Director
                Independence                                                  33

Item 13.        Exhibits                                                      33

Item 14.        Principal Accountant Fees and Services                        33

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

This Annual Report is being amended in response to the comment letter dated March 6, 2009 from the Securities and Exchange Commission pertaining to certain item numbered disclosures that were inadvertenly not included in the form 10-K as filed, and to the report of the registered public accounting firm, and to our internal controls and procedures.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended June 30, 2008, no matters were submitted to our stockholders for approval.

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

                             JUNE 30, 2008 and 2007

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

Report of Registered Independent Public Accounting Firm                       F1

Consolidated Balance Sheet                                               F2 - F3

Consolidated Statement of Income                                              F4

Consolidated Statement of Stockholders' Equity                                F5

Consolidated Statement of Cash Flows                                          F6

Notes to the Financial Statements                                       F7 - F24

                           SAMUEL H. WONG & CO., LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Xinhua China Ltd.

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Xinhua China Ltd. and its subsidiaries ("the Company") as of June 30, 2008 and 2007, and the related consolidated statement of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2008 and 2007 and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



                                                   /s/ SAMUEL H. WONG & CO., LLP
                                                  ______________________________
South San Francisco, California                        Samuel H. Wong & Co., LLP
July 12, 2008                                       Certified Public Accountants

________________________________________________________________________________

      400 Oyster Point Boulevard, Suite 122, South San Francisco, CA 94080
                    Tel: (415) 732-1288 Fax: (415) 397-9028
              E-mail: Info@swongcpa.com Website: www.swongcpa.com


                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                          AS OF JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)

                                                        NOTES           2008               2007
                                                                    ____________       ____________

ASSETS
        CURRENT ASSETS

          Cash and cash equivalents                      3D               38,733       $      2,733
          Accounts receivable, NET                       3E              411,782            185,246
          Receivable from trustee                                              -                  -
          Note receivable                                 4            1,625,000          1,000,000
          Other receivables and prepayments               5              223,231            201,186
                                                                    ____________       ____________
             Total Current Assets                                      2,298,746       $  1,389,165


        LONG-TERM ASSETS
          Property, plant & equipment, NET              3F,6              73,786             14,094
          Note receivable, long-term portion                                   -            625,000
                                                                    ____________       ____________
             Total Long-term Assets                                       73,786            639,094
                                                                    ____________       ____________

             Total Assets                                           $  2,372,532       $  2,028,259
                                                                    ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY

        LIABILITIES
          CURRENT LIABILITIES
          Accounts payable and accrued liabilities        7            1,095,538            693,207
          Deferred revenue                                                18,355             73,427
          Current portion of loans payable               3S,8          1,635,443          1,787,643
                                                                    ____________       ____________
             Total Current Liabilities                                 2,749,336          2,554,277

          LONG-TERM LIABILITIES
          Loans payable                                  3S,8          1,058,261          1,058,261
          Loans from related parties                      3Q                   -                  -
          Loans from shareholders                         9            5,410,256          5,080,430
                                                                    ____________       ____________
             Total Long-term Liabilities                               6,468,517          6,138,691

             Total Liabilities                                         9,217,853          8,692,968
                                                                    ____________       ____________


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEET
                          AS OF JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)



                                                 NOTE           2008               2007
                                                            ____________       ____________

Minority Interest                                                      -                  -

STOCKHOLDERS' EQUITY

  Common Stock $0.00001 Par Value
  500,000,000 Shares Authorized;
  98,655,733, and 54,638,890
  shares issued and outstanding at June 30,
  2008 and 2007 respectively.                     10                 987                546

  Additional paid in capital                                  10,903,997         10,423,526

  Accumulated other comprehensive income                          38,149              8,749

  Accumulated deficit                                        (17,788,454)       (17,097,530)
                                                            ____________       ____________

      Total Stockholders' (Deficit)/Equity                    (6,845,321)        (6,664,709)
                                                            ____________       ____________

  Total Liabilities & Stockholders' Equity                  $  2,372,532       $  2,028,259
                                                            ============       ============














               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                        CONSOLIDATED STATEMENT OF INCOME
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)

                                                         NOTE
                                                                        2008               2007
                                                                    ____________       ____________

REVENUE
      Revenue, NET                                                  $          -       $    153,286
      Revenue, NET - related parties                                           -                  -
      Cost of Sales, NET                                  3H                   -            144,982
      Cost of Sales, NET - related parties                3I                   -                  -
                                                                    ____________       ____________
         Gross Profit                                                          -              8,304

OPERATING EXPENSES
      Selling, General, and Administrative
      Expenses                                            14             374,767          2,997,598
      Rental Expenses - related parties                                        -                  -
                                                                    ____________       ____________
         Total Operating Expense                                         374,767          2,997,598
                                                                    ____________       ____________
      Operating Income/(Loss)                                           (374,767)        (2,989,294)
                                                                    ____________       ____________

OTHER INCOME (EXPENSES)
      Other Income                                                        55,127                  -
      Interest Income                                                          -             41,792
      Net gain from deconsolidation of a
      subsidiary                                          25                   -                  -
      Gain on disposal of Beijing BoHeng                  15                   -          2,055,947
      Gain on debt restructuring                          17              12,644          1,500,132
      Interest Expense                                    18            (383,928)        (1,032,448)
                                                                    ____________       ____________
         Loss before minority interest and income tax                   (690,924)          (423,871)

      Loss on discontinued Operations:
         Loss on discontinued operation of
         Vancouver office, NET OF TAX                                          -           (184,159)
                                                                    ____________       ____________
      Income/(Loss) before minority interest and                        (690,924)          (608,030)
      income tax
      Minority interest in net loss of
      consolidated subsidiaries                                                -                  -
                                                                    ____________       ____________

Loss before Income Tax                                                  (690,924)          (608,030)

Income Tax                                              3M,19                  -                  -
                                                                    ____________       ____________

Net Loss                                                            $   (690,924)      $   (608,030)
                                                                    ============       ============

Basic & Diluted Earnings Per Share                      3N,23       $     (0.011)      $    ( 0.011)
                                                                    ============       ============

Weighted Average Shares Outstanding                                   65,400,512         57,723,668
                                                                    ____________       ____________


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          AS OF JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)

                                                      ADDITIONAL                           OTHER
                            NUMBER OF      COMMON       PAID IN      COMPREHENSIVE     COMPREHENSIVE     ACCUMULATED
                             SHARES        STOCK        CAPITAL      INCOME (LOSS)     INCOME (LOSS)       DEFICIT         TOTAL
                           ___________     ______     __________     ____________      _____________        ___________    _________

Balance, July 1, 2006       61,779,765        618      9,684,907      (16,470,021)         19,478        (16,489,500)    (6,784,497)

Additional Paid-in
   Capital                           -          -        738,619                -               -                  -        738,619

Cancellation of
   outstanding shares      (10,000,000)      (100)             -                -               -                  -           (100)

Issuance of shares to
   Highgate                  2,859,125         28              -                -               -                  -             28

Foreign Currency
   translation                       -          -              -          (10,729)        (10,729)                 -        (10,729)

Net Loss for year                    -          -              -         (608,030)              -           (608,030)      (608,030)
                           ___________     ______     __________     ____________         _______        ___________    ___________
Balance, June 30, 2006      54,638,890        546     10,423,526      (17,088,780)          8,749        (17,097,530)    (6,664,709)
                           ===========     ======     ==========     ============         =======        ===========    ===========

Balance, July 1, 2007       54,638,890        546     10,423,526      (17,088,780)          8,749        (17,097,530)    (6,664,709)

Additional Paid-in
   Capital                           -          -        151,760                -               -                  -        151,760

Imputed interest on
   interest free
   advances from
   related party                     -          -        328,711                -               -                  -        328,711

Issuance of shares to
   Highgate                 44,016,843        441              -                -               -                  -            441

Foreign Currency
   translation                       -          -              -           29,400          29,400                  -         29,400

Net Loss for year                    -          -              -         (690,924)              -           (690,924)      (690,924)
                           ___________     ______     __________     ____________         _______        ___________    ___________
Balance, June 30, 2007      98,655,733        987     10,903,997      (17,750,304)         38,149        (17,788,454)    (6,845,321)
                           ===========     ======     ==========     ============         =======        ===========    ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                XINHUA CHINA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)

                                                                                     2008               2007
                                                                                  __________       ____________

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Loss/(Loss)                                                            $ (690,924)      $   (608,030)
       Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation                                                                   -             24,834
            Stock-based compensation                                                       -            265,080
            Net gain on deconsolidation of a subsidiary                                    -         (2,055,947)
            Minority interest in net loss of consolidated subsidiaries                     -                  -
            Amortization of deferred financing costs and fair value
            conversion feature                                                             -                  -
            Imputed interest expense                                                 466,703          1,032,448
            Allowance for doubtful accounts                                                -          1,500,000
            Loss on Vancouver office discontinuation                                       -            184,159
            Provision on slow moving inventories                                           -                  -
            Amortization of deferred imputed interest from note receivable            13,768                  -

       Changes in assets and liabilities:
            Decrease/(Increase) Accounts receivable                                 (226,536)          (185,246)
            Decrease/(Increase) Note Receivable                                            -         (1,625,000)
            Decrease/(Increase) Other receivables and prepayments                    (22,045)          (140,270)
            Decrease/(Increase) Accounts Payable and accrued liabilities             402,331            125,703
            Decrease/(Increase) in Deferred Revenue                                  (55,072)            73,427
                                                                                  __________       ____________
       Cash Sourced/(Used) in Operating Activities                                  (111,775)        (2,908,974)

                                                                                  __________       ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash acquired in connection with acquisition of Xinhua C&D                          -                  -
       Advances to trustee                                                                 -                  -
       Purchase of plant and equipment                                               (59,692)                 -
                                                                                  __________       ____________
                                                                                                              -
       Cash Used/(Sourced) in Investing Activities                                   (59,692)                 -
                                                                                  __________       ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from convertible debenture                                               441                  -
       Repayment of Loan Payable                                                    (152,200)          (179,096)
       Loans from shareholders                                                       329,826          2,902,247
                                                                                  __________       ____________
       Cash Sourced/(Used) in Financing Activities                                   178,067          2,723,151
                                                                                  __________       ____________


NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS FOR THE YEAR                        6,600           (185,823)

EFFECT OF CURRENCY TRANSLATION                                                        29,400            (35,636)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                           2,733            224,192

                                                                                  __________       ____________
CASH & CASH EQUIVALENTS AT END OF YEAR                                            $   38,733       $      2,733
                                                                                  ==========       ============

Cash paid for interest expenses                                                   $   55,217       $     70,904
                                                                                  ==========       ============

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

     As of June 30, 2008, the Company had no working capital but current liabilities exceeding current assets by $450,590 and an accumulated deficit of $17,788,454 due to the fact that the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e- commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

     (N.) LOSS PER SHARE

          The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 98,655,733 of common stock at June 30, 2008 is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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


          EXCHANGE RATES                                  6/30/2008        6/30/2007
                                                         __________        _________

          Period end RMB : US$ exchange rate                6.8718           7.6248
          Average period RMB : US$ exchange rate            7.0726           7.8160


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

          The weighted average fair value of options granted during the years ended June 30, 2007, and 2006, was $0.32, and $1.02 per share, respectively. Weighted below:

                                                        2007       2006
                                                       ______    ______

          Risk free interest rate (%)                   4.07%      5.01%
          Dividend yield (%)                            0.00%      0.00%
          Expected life of option grants (years)        2.38       5.00
          Expected volatility of option grants (%)     1,181%     80.00%

          No options were granted during the year ended June 30, 2008.

          Detailed movement of stock-based compensation has been disclosed in the Note 11-Stock Option Plan.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


5.   OTHER RECEIVABLES AND PREPAYMENT

                                                  2008            2007
                                                _________       _________

         Advances to employee                   $       -       $       -
         Goods and service tax receivable               -               -
         Other receivables                              -               -
         Prepayments                              223,231         201,186
                                                _________       _________
                                                $ 223,231       $ 201,186
                                                =========       =========

     The carrying amounts of other receivables approximate their fair value.


6.   PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment as of June 30, 2008 and 2007 consists of the following:

                                                2008            2007
                                              _________       _________

         Equipment and machinery              $  53,108       $  38,928
         Motor vehicles                          39,458               -
         Leasehold Improvement                   16,211               -
                                              _________       _________
                                                108,777          38,928
         LESS: Accumulated Depreciation         (34,991)        (24,834)
                                              _________       _________
                                              $  73,786       $  14,094
                                              =========       =========

         Depreciation expense for 2008 was $10,157.

7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of June 30, 2008 and 2007 consist of the followings:

                                                  2008              2007
                                              ___________         _________

      Accounts payable                        $ 1,095,538         $ 693,207
      Other payables                                    -                 -
      Income and business taxes payable                 -                 -
      Accrued expenses                                  -                 -
      Salaries and benefits payable                     -                 -
                                              ___________         _________

                                              $ 1,095,538         $ 693,207
                                              ===========         =========


                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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


                                                     CONVERSION OF
                                                         DEBENTURE
     PAYMENT DATE               CASH PAYMENT

     March 10, 2007             $   250,000             250,000

     September 30, 2007             375,000             375,000

     October 31, 2007               375,000             375,000

     January 31, 2008               250,000             250,000

     July 31, 2008                  625,000             625,000
                                ___________          __________
                                $ 1,875,000           1,875,000
                                ============         ===========

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


9.   LOANS FROM SHAREHOLDERS

     The total outstanding amount of $5,410,256 represents cash advanced from shareholders of the Company.

     These shareholders' loans are unsecured and not repayable within the next twelve months. For the year ended June 30, 2008, there was $328,711 imputed interest, at 6.00% per annum, recorded. For the year ended June 30, 2007 the Company calculated the imputed interest expense of $961,544 in relation to interest-free shareholders' loans at its effective interest rate and accounted for it in the consolidated statements of stockholders' equity.


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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

12.  CHINA CONTRIBUTION PLAN

     Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government- mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $23,854 and $31,527 for the years ended 2008 and 2007, respectively.

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

14.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                 2008           2007
                                               _________     ___________

     Allowance for doubtful accounts           $       -     $ 1,500,000
     Legal and professional fees                 108,111         279,815
     Allowance for slow moving inventories             -               -
     Office expenses                              14,162          91,085
     Salaries and benefits                        99,117         286,015
     Shipping and freight                          9,557             241
     Stock-based compensation                          -               -
     Vehicle expense                              13,595          33,761
     Other expenses                              130,225         806,681
                                               _________     ___________
                                               $ 374,767     $ 2,997,598
                                               =========     ===========

15.  GAIN ON DISPOSAL OF A SUBSIDIARY, BOHENG

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

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

          (iii)Converting the Convertible Debentures in an amount equal to at least the amount of a scheduled repayment subject to certain conditions;

          (iv)No additional liquidated damages accruing during the term of the Forbearance and Settlement Agreement;

          (v) Permitting the Company to withdraw the Registration Statement filed on March 28, 2006 with the SEC in connection with the Convertible Debentures;

          (vi)During the term of the Forbearance and Settlement Agreement, waiving the requirement for the Company to receive written consent of each Buyer for any organizational change (as defined in the Securities Purchase Agreement) to be directly or indirectly consummated by the Company, and that the company will not effectuate any stock splits for at least nine months without the consent of the Investors; and

          (vii) Terminate  the  provisions  for security  shares as set forth in
               Section 9 of the Securities Purchase Agreement and in Section 2 of the Transfer Agent Instructions upon receipt by the Investors of the first scheduled repayment amount.

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
                                                        ___________
                                                        $ 1,500,132
                                                        ===========

                                XINHUA CHINA LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


16.  INTEREST EXPENSE

                                                      2008           2007
                                                   __________     __________

     Interest expense from the amortization of
     deferred financing cost and discount on
     convertible debenture                         $   49,628     $        -

     Imputed interest charged                         314,865        961,544

     Interest on loans from related parties            19,435         70,904
                                                   __________     __________
                                                   $  383,928      1,032,448

17.  INCOME TAX

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

                               XINHUA CHINA LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


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

19.  COMMITMENT AND CONTINGENCIES

     The Company leases an office premise under a non-cancelable operating lease for a term of two years from January 1, 2008 to December 31, 2009. The cost incurred under this operating lease is recorded as rental expense and totaled $51,261 for the year ended June 30, 2008. Future minimum rental payments due according to the operating lease until termination at December 31, 2009 are:

          Within one year                      $ 60,026
          Within year two until termination      45,020
                                               ________
                                               $105,046
                                               ========

                               XINHUA CHINA LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


20.  NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

     The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

                                                       2008            2007

          Basic and diluted net loss per share
          calculation:

          (a). Numerator:
               Net loss used in computing basic net
               loss per share                          690,924        608,030
          (b). Denominator:
               Weighted average ordinary shares
               outstanding                          65,400,512     57,723,668

          Basic and diluted net loss per share     $     0.011    $     0.011

     For the year ended June 30, 2008 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

21. COMPARATIVE AMOUNTS

     Certain amounts included in prior years' consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity, or net income.

                               XINHUA CHINA LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
                             (STATED IN US DOLLARS)


22.  SUBSEQUENT EVENT

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

ITEM 8A(T). CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2009, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this annual report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

EVALUATION OF INTERNAL CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer/Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, we concluded that, during the period covered by this report, such internal controls and procedures were somewhat effective but not by all criteria utilized. Therefore conclusions were that internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. To some degree however, a mitigating factor was the relatively minor scale of operations during the year that did not warrant a more elaborate system to reduce risks further.

The matters involving internal controls and procedures that our management considered to be continuing material weaknesses under COSO and SEC rules were:

(1)  inadequate segregation of duties consistent with control objectives;

(2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

(3)  infrequent  ongoing  monitoring and a lack of separate  evaluations when an
     effective   monitoring  and  evaluative  system  is  deemed  necessary  for corporate integrity;

(4) a lack of country specific controls and written protocols leading to timely reporting of previously budgeted expenditures.

(5)  ineffective   controls  over  period  end  financial  close  and  reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer / Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2009 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (1) to (5) above did not have a material affect on our financial results due to our current scale and scope of operations.

We are committed to improving our financial organization. As part of this commitment, we intend to create control situations resulting in the segregation of duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us to:

     i) define, document, implement, and monitor written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP , and create country specific controls and protocols,

     ii) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, and

     iii) ineffective controls over period end financial close and reporting processes.

In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses
(i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) These procedures coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting that occurred during fiscal year ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

This Annual Report does not include an attestation report of our registered public accounting firm, Wong & Co., regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit us to provide only management's report in this Annual Report.

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

STOCK OPTIONS/GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2006

The following table sets forth information as at June 30, 2008 relating to options that have been granted to the Named Executive Officers during fiscal year ended June 30, 2008:


                                                     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                 OPTION AWARDS                                                  STOCK AWARDS
                                                                                                                       Equity
                                                                                                        Equity         Incentive
                                                                                                        Incentive      Plan Awards:
                                                                                              Market    Plan Awards:   Market or
                                             Equity                                           Value of  Number of      Payout Value
                   Number of   Number of     Incentive Plan                        Number of  Shares    Unearned       of Unearned
                   Securities  Securities    Awards: Number                        Shares or  or Units  Shares, Units  Shares, Units
                   Underlying  Underlying    of Securities                         Units of   of Stock  or Other       or Other
                   Unexercised Unexercised   Underlying       Option               Stock That That      Rights That    Rights That
                   Options     Options       Unexercised      Exercise  Option     Have Not   Have Not  Have Not       Have Not
                   Exercisable Unexercisable Unearned Options Price     Expiration Vested     Vested    Vested         Vested
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


Dated: October 7, 2009

                                      By: /s/ XIANPING WANG
                                              _______________________________
                                              Xianping Wang, President
                                              (principal executive officer)


Dated: October 7, 2009

                                      By: /s/ XIANPING WANG
                                              _______________________________
                                              Xianping Wang
                                              Chief Financial Officer
                                              (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES              TITLE                                    DATE


/s/ XIANPING WANG       President, Chief Executive Officer       October 7, 2009
_________________       and a Director
    Xianping Wang