Form 10-K
period 2009-06-30
XINHUA CHINA LTD
filed 2009-10-13
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended June 30, 2009

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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, $0.00001 PAR VALUE
          ___________________________________________________________
                                (TITLE OF CLASS)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

                                 Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filed, unaccelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer        [ ]

Non-accelerated filer   [ ]                       Smaller reporting company [X]


Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. October 1, 2009: $

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                          Outstanding as
                        Class          of September 30, 2009
                    ________________________________________

                    Common Stock,           490,311,400
                    $0.00001

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                XINHUA CHINA LTD.
                                    FORM 10-K

                                      INDEX

Item 1.     Business                                                           6

Item 1A.    Risk Factors                                                       8

Item 1B     Unresolved Staff Comments                                         16

Item 2      Properties                                                        17

Item 3.     Legal Proceedings                                                 17

Item 4      Submission of Matters to a Vote of Security Holders               17

Item 5      Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 17

Item 6      Selected Financial Data                                           22

Item 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                          23

Item 7A     Quantity and Qualitative Disclosure About Market Risks            32

Item 8.     Financial Statements and Supplemental Data                        33

Item 9      Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          36

Item 9A.    Controls and Procedures                                           36

Item 9A(T)  Controls and Procedures                                           39

Item 9B.    Other Information                                                 39

Item 10     Directors, Executive Officers and Corporate Governance            39

Item 11.    Executive Compensation                                            42

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        44

Item 13.    Certain Relationships and Related Transactions and Director
            Compensation                                                      45

Item 14.    Principal Accountant Fees and Services                            46

Item 15.    Exhibits and Financial Statement Schedules                        46

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

As of the date of this Annual Report, we hold of record 10,000,000 shares of common stock at $1.00 par value, which constitutes 100% of the total issued and outstanding shares of Pac-Poly. Therefore, Pac-Poly is our wholly-owned subsidiary. Pac-Poly is an investment holding company.

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

As of the date of this Annual Report, we hold of record 1,250,000 shares of common stock at $1.00 par value, which constitutes 100% of the total issued and outstanding shares of Beijing Joannes. Therefore, Beijing Joannes is our wholly-owned subsidiary.

CURRENT BUSINESS OPERATIONS

We are a company establishing ourselves as a leader in the digital media industry. As discussed below, we have refocused our strategic business operation plans to maximize our strategic position in the publishing industry.

DIVESTURE OF INTEREST IN XINHUA CIRCULATION & DISTRIBUTION

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

As a result of the decision to focus on digital media and co-publishing, we were able to renegotiate our financial commitment to Xinhua C&D and eliminate the requirement to invest a further $16,700,000 into Xinhua C&D. This change reduced our equity interest in Xinhua C&D to 7.98%. Xinhua C&D will remain focused on traditional distribution services for Chinese book publishers throughout China, and is expected to provide procurement services for our online e-commerce initiative.

CONTRACTUAL RELATIONSHIPS

Management of the Company believes that it will be able to establish itself as a leader in the digital media industry. In accordance with our refocused strategic plan, we intend to enter into certain contractual relationships.

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

WE HAVE INCURRED LOSSES AND SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. We have incurred a net loss of ($2,503,735) for fiscal year ended June 30, 2009. We had a working capital deficit of $1,900,404 and shareholders' deficit of ($8,848,570) as of June 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern. The auditors' report in our financial statements as at June 30, 2009 and June 30, 2008 includes an explanatory paragraph that states that we have generated net losses and have a shareholders' deficit factors which raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:
(i) operating costs may be more than we currently anticipate; or (ii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our  current   liabilities  were  $2,244,936  as  of  June  30,  2009  of  which approximately $1,490,911 is due within the next year unless extended. Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year. We have $7,003,322 in long term debt of which $1,250,000 is due on or before November 23, 2010 and $2,000,000 is due on or before March 23, 2011 in connection with recent convertible debenture financings with Highgate House Funds, Ltd. and Cornell Capital Partners, LP. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Material Commitments."

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

ELIMINATION OF TAX HOLIDAYS

Effective January 1, 2008, the People's Republic of China implemented a new standard 25% tax rate for all business enterprises regardless of whether the enterprise is a domestic or foreign enterprise, without any tax holiday. The tax holiday is defined as "two-year exemption followed by three-year half exemption", which had previously been enjoyed by tax payers within the People's Republic of China. Therefore, as a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, the People's Republic of China has established a set of transition rules to allow business enterprises that had already commenced use of tax holidays before January 1, 2008, to continue enjoying the tax holidays until all tax holidays are fully utilized.

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

CHINESE   FUNDS   REMITTANCE   POLICIES   MAY  NOT  ALLOW  US  TO  MAXIMIZE  OUR
PROFITABILITY.

Pursuant to Chinese company law applicable to foreign investment companies, such as our Chinese subsidiaries, as well as our minor interest in Xinhua C&D, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve. The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders' equity. The dedicated reserves are not distributable other than upon liquidation. As our Chinese subsidiaries and Xinhua C&D have recorded losses for the fiscal year ended June 30, 2008, no appropriation to the dedicated reserves was made. Moreover, pursuant to the same Chinese company law, our Chinese subsidiaries are required to transfer at the discretion of their boards of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund. Since our Chinese subsidiaries and Xinhua C&D have recorded losses for the fiscal year ended June 30, 2009, no transfer to the staff welfare and bonus fund was made.

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

IF WE ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, THIS MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our articles of incorporation, as amended, authorize the issuance of 500,000,000 shares of common stock. As of the date of this Annual Report, our total issued and outstanding shares of common stock are 490,311,400. Therefore, we may need to obtain shareholder approval to amend our articles of incorporation to increase the authorized capital stock in order to be able to issue sufficient shares in the future in accordance with our contractual obligations. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended June 30, 2009, no matters were submitted to our stockholders for approval.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the OTC Bulletin Board under the symbol "XHUA". The market for our common stock is limited, and can be volatile. The trading volume over the past three months has averaged 13,288 shares per day. While management has a goal of improving corporate value, share price and liquidity, there is no guarantee this will occur. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

          QUARTER ENDED                HIGH BID          LOW BID

          June 30, 2009                $0.0022           $0.0013
          March 31, 2009               $0.0013           $0.0005
          December 31, 2008            $0.001            $0.0004
          September 30, 2008           $0.0029           $0.0014
          June 30, 2008                $0.019            $0.0016
          March 31, 2008               $0.014            $0.004
          December 31, 2007            $0.034            $0.007
          September 30, 2007           $0.058            $0.033

As of September 26, 2009, we had 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 1,000 beneficial owners of our common stock.

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

The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of June 30, 2009:


EQUITY COMPENSATION PLAN INFORMATION

                                                                                  WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                                                     NUMBER OF SECURITIES TO     EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                                                     BE ISSUED UPON EXERCISE        OUTSTANDING         FUTURE ISSUANCE UNDER
                                                     OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS    EQUITY COMPENSATION PLANS
                                                       WARRANTS AND RIGHTS           AND RIGHTS         (EXCLUDING COLUMN (A))
                                                  (A)                      (B)                      (C)

PLAN CATEGORY

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended June 30, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

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

In addition, Highgate shall exercise its rights to purchase warrant shares pursuant to the Warrant issued to it under the Securities Purchase Agreement on a cashless basis. During fiscal year ended June 30, 2009, we issued an aggregate of 266,655,667 shares of our common stock to Highgate pursuant to the exercise by Highgate of its rights to purchase warrant shares pursuant to the Warrant.

DEBT SETTLEMENT

Our Board of Directors, pursuant to a written consent resolutions dated July 13, 2009, approved and authorized the settlement of an aggregate of $3,426,444 in current indebtedness (the "Debt Settlement"). The Debt was incurred as a result of our founder and President/Chief Executive Officer, Xianping Wang, loaning sums of money to us for financing and working capital purposes. As of March 1, 2008, we had incurred an aggregate of $3,426,444 in Debt due and owing to Mr.

Wang based upon the loan of such funds to us as evidenced by those certain financial statements dated March 31, 2008. We agreed with Mr. Wang at the time of the Debt as of March 1, 2008 that, in the event the Corporation was unable to repay the Debt, the Debt would be satisfied by conversion of the Debt into shares of our common stock at $0.0001 per share. We entered into a settlement agreement with Mr. Wang dated July 13, 2009 (the "Settlement Agreement"). Subsequently, Mr. Wang assigned a portion of his right, title and interest in and to the Debt to that certain assignee, Lily Wang (the "Assignee").

As of the date of this Annual Report, Mr. Wang or his Assignee has converted a portion of the Debt into 125,000,000 shares of our common stock. The shares were issued in reliance on Rule 903 of Regulation S promulgated under the Securities Act. The securities issued have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

ITEM 6. SELECTED FINANCIAL DATA

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended June 30, 2009 and 2008, which financial statements are included elsewhere in this Annual Report.


________________________________________________________________________________________________
                                                 FOR FISCAL YEAR ENDED     FOR FISCAL YEAR ENDED
                                                     JUNE 30, 2009             JUNE 30, 2008
                                                       (AUDITED)                 (AUDITED)
________________________________________________________________________________________________

Revenue
    Net Revenue                                       $       -0-               $     -0-
    Net cost of sales                                         -0-                     -0-
    Gross Profit                                              -0-                     -0-
Operating Expenses
   Selling, general and administrative                    680,536                 374,767
   Operating loss                                        (680,536)               (374,767)
Other Income (Expenses)
    Other income                                          179,621                     -0-
    Interest income                                           -0-                  55,127
    Gain on debt restructuring                             73,427                  12,644
    Interest expense                                     (451,247)               (383,928)
    Impairment Loss on Boheng investment               (1,625,000)                    -0-
Loss Before Minority Interest and Income Tax           (2,503,735)               (690,924)
Net Loss                                               (2,503,735)               (690,924)
________________________________________________________________________________________________


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

FOR FISCAL YEAR ENDED JUNE 30, 2009 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2008.

         REVENUES AND GROSS MARGIN

During fiscal year ended June 30, 2009, we had net revenue of $-0- as compared to net revenue of $-0- during fiscal year ended June 30, 2008.

         OPERATING EXPENSES

Our total operating expenses were $680,536 for fiscal year ended June 30, 2009 as compared to total operating expenses of $374,767 for fiscal year ended June 30, 2008 (an increase of $305,769). During fiscal year ended June 30, 2009, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $106,275 (2008: $108,111); (ii) office expenses of $73,481 (2008: $14,162); (iii) salaries and benefits of $169,698 (2008: $99,117); (iv)
management fees of $150,000 (2008:  $-0-);  (v) vehicle expense of $6,779 (2008:
$13,595); and (vii) other expenses of $174,303 (2008: $139,782). The increase in operating expenses during fiscal year ended June 30, 2009 as compared June 30, 2008 was due to the increase in scope and scale of business operations.

Selling, general and administrative expenses primarily increased based on a substantial increase in office expenses to $73,481, management fees to $150,000 and salaries and benefits to $169,698. These expenses increased because after we moved office location, we re-organized our subsidiaries and personnel. The increase of salaries and benefits was due to severance pay to employees that were laid off. And, after our Board of Directors held a meeting, they decided to accrue the management fee that was due to Mr. Wang for services he provided to us during fiscal years ended December 31, 2008 and December 31, 2007.

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
                                                      ___________
                                                      $ 1,500,132

         INTEREST EXPENSE

We incurred ($451,247) in interest expense during fiscal year ended June 30, 2009 as compared to ($383,928) incurred as interest expense during fiscal year ended June 30, 2008. Interest expense of ($451,247) incurred during fiscal year ended June 30, 2008 consisted of: (i) $39,826 (2008: $49,628) in interest expense from the amortization of deferred financing cost and discount on convertible; (ii) $372,751 (2008: $314,865) imputed interest charged on loans from shareholders; and (iii) $13,768 (2008: $19,435) in interest on loans from related parties.

         IMPAIRMENT LOSS ON BOHENG INVESTMENT

As a result of the termination by the purchaser of the acquisition of Beijing Boheng Investments and Management Co., Ltd., we repossessed Boheng as our 95% interest subsidiary on August 25, 2008 at a value of $1,625,000, which was equal to the unpaid purchase price due by the purchaser. After the repossession of Boheng, we conducted an evaluation of our carrying value and determined that an impairment loss in the amount of $1,625,000 was incurred although Boheng still owns a 7.98% equity interest in Xinhua C&D. This impairment loss was accordingly reflected in the income statement for the quarter ended December 31, 2008.

Therefore, our net loss during fiscal year ended June 30, 2009 was ($2,503,735) compared to a net loss of ($690,924) incurred during fiscal year ended June 30, 2008. The increase in net loss was due primarily to the impairment loss on Boheng investment and the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JUNE 30, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended June 30, 2009, our current assets were $344,532 and our current liabilities were $2,244,936, resulting in a working capital deficit of $1,900,404. As at fiscal year ended June 30, 2009, current assets were comprised of: (i) $45,769 (2008: $38,733) in cash and cash equivalents; (ii) $74,228
(2008:  $411,782) in net accounts receivable;  (iii) $-0- (2008:  $1,625,000) in note receivable; and (iv) $224,535 (2008: $223,231) in other receivables and prepayments.

As at fiscal year ended June 30, 2009, our total assets were $399,688 comprised of: (i) $344,532 (2008: $2,298,746) in current assets; and (ii) $55,156 (2008:
$73,786) in net property, plant and equipment. The decrease in total assets during fiscal year ended June 30, 2009 from fiscal year ended June 30, 2008 was primarily due to non-recording of the note receivable in the amount of

$1,625,000. The note receivable represented the sales proceeds receivable from the disposal of Beijing Boheng. Pursuant to the provisions of that certain disposal agreement, the sales proceeds were receivable in five installments and were due in full no later than July 31, 2008. The note receivable was released.

As at fiscal year ended June 30, 2009, our current liabilities were $2,244,936 comprised of: (i) $754,025 (2008: $1,095,538); (ii) $-0- (2008: $18,355) in
deferred revenue; and (iii) $1,490,911 (2008: $1,635,443 in current portion of loans payable.

As at fiscal year ended June 30, 2009, our total liabilities were $9,248,258 comprised of: (i) $2,244,936 (2008: $2,749,336) in current liabilities; (ii) $1,058,261 (2008: $1,058,261) in loans payable; and (iii) $5,945,061 (2008:
$5,410,256) in loans from shareholders. The slight increase in total liabilities during fiscal year ended June 30, 2009 from fiscal year ended June 30, 2008 was primarily due to the increase in loans from shareholders.

Stockholders'   deficit  increased  from  ($6,845,321)  for  June  30,  2008  to
($8,848,570) for June 30, 2009.

         OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. During fiscal year ended June 30, 2009, net cash flow used in operating activities was ($2,112,945) compared to net cash flow used in operating activities of ($111,775) during fiscal year ended June 30, 2008. Net cash flow used in operating activities during fiscal year ended June 30, 2009 consisted primarily of a net loss of ($2,503,735) adjusted by $412,577 in imputed interest expense, $13,768 in amortization of deferred imputed interest from note receivable and $26,585 in depreciation. Changes in assets and liabilities consisted of a decrease of $337,554 in accounts receivable, an increase of $381,339 in accounts payable and accrued liabilities, and an increase of $18,355 in deferred revenue.

Net cash flowed used in operating activities during fiscal year ended June 30, 2008 consisted primarily of a net loss of ($690,924) adjusted by $466,703 in imputed interest expense and $13,768 in amortization of deferred imputed interest from note receivable. Changes in assets and liabilities consisted of an increase of $226,536 in accounts receivable and of $22,045 in other receivables and prepayments and of $55,072 in deferred revenue, and a decrease of $402,331 in accounts payable and accrued liabilities.

         INVESTING ACTIVITIES

During fiscal year ended June 30, 2009, net cash flow used in investing activities was $1,617,044 compared to net cash flow sourced from investing activities of ($59,692) for fiscal year ended June 30, 2008. Net cash flow used in investing activities during fiscal year ended June 30, 2009 was primarily the result of the loss on impairment of asset of $1,625,000 and purchase of plant and equipment in the amount of ($7,956) compared to purchase of plant and equipment in the amount of ($59,692) during fiscal year ended June 30, 2008.

         FINANCING ACTIVITIES

During fiscal year ended June 30, 2009, net cash flow sourced from financing activities was $503,459 compared to net cash flow sourced from financing activities of $178,067 for fiscal year ended June 30, 2008. Net cash flow from financing activities during fiscal year ended June 30, 2009 pertained primarily to: (i) $3,915 in proceeds from convertible debenture; (ii) $547,132 in loans from shareholders; (iii) $109,444 in additional paid-in capital; and (iv) offset by ($157,032) in repayment of loan payable. Net cash flow from financing activities during fiscal year ended June 30, 2008 pertained primarily to $329,826 received as loans from shareholders and $441 in proceeds from convertible debenture offset by ($152,200) in repayment of loan payable.

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

Existing working capital, further advances and possible debt instruments, warrant exercises, further private placements, monetization of existing assets, and anticipated cash flow are expected to be adequate to fund our operations over the next two months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders. In connection with our business plan, management will delay additional increases in operating expenses and capital expenditures. We intend to utilize our best efforts to settle current finance accounts payables and liabilities with further issuances of securities, debt and or advances, monetization of existing assets, and revenues from operations. We will need to raise additional capital and increase revenues to meet both short term and long-term operating requirements. We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including: (i) reductions in headcounts and corporate overhead expenses; and (ii) continue to develop e-commerce business through Beijing Joannes. We believe that these actions will enable us to improve future profitability and cash flow in our continuing operations through June 30, 2009. Furthermore, the restructure of debt pertaining to Cornell and Highgate has been advantageous to our over financial outlook. Ultimately, we have released the burden on cash flow for further contribution and intend to put our resources in co-publishing and e-commerce business opportunities.

The report of the independent registered public accounting firm that accompanies our June 30, 2009 and June 30, 2008 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

LOANS PAYABLE/CONVERTIBLE DEBENTURE
During 2009/10, a material commitment for us relates to the Forbearance and Settlement Agreement with Cornell and Highgate. On December 29, 2006, we completed the debt restructuring with Cornell and Highgate under the Forbearance and Settlement Agreement. Pursuant to the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the Securities Purchase Agreement previously entered into by us with Cornell and Highgate dated November 23, 2005 and amended on March 23, 2006, and the two convertible debentures in the amounts of $1,250,000 to Highgate dated November 23, 2005 and $2,000,000 to Cornell dated March 23, 2006 (collectively, the "Convertible Debentures") in accordance with the terms and conditions set forth in the Forbearance and Settlement Agreement.

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

The payment plan under the Forbearance and Settlement Agreement is as follows:

                                           CONVERSION OF
     PAYMENT DATE         CASH PAYMENT       DEBENTURE

     March 10, 2007        $  250,000          250,000
     June 30, 2007            375,000          375,000
     October 31, 2007         375,000          375,000
     January 31, 2008         250,000          250,000
     July 31, 2008            625,000          625,000
                          ___________        _________
                           $1,875,000        1,875,000
                          ===========        =========

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During fiscal years ended June 30, 2009 and June 30, 2008, Cornell and Highgate converted an aggregate of 266,655,668 and 44,016,843 shares, respectively, against the outstanding amount at a total conversion price of $144,532 and $152,200, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2009/10, a material commitment for us relates to the loans from shareholders. The outstanding amount of $5,945,061 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal years ended June 30, 2009 and June 30, 2008, we calculated imputed interest expense of $342,847 and $328,711, respectively, in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders' loan at a total conversion price of $12,500.

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

The Company does not consider the adoption of the above recent accounting pronouncements having any material impact on its consolidated results of operations and financial condition.

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm dated August 1, 2009.

Consolidated Balance Sheet as of June 30, 2009 and 2008.

Consolidated Statement of Income For the Year Ended June 30, 2009 and 2008.

Consolidated Statement of Stockholders' Equity as of June 30, 2009 and 2008.

Consolidated Statement of Cash Flows For the Year Ended June 30, 2009 and 2008.

Notes to Consolidated Financial Statements.

                                XINHUA CHINA LTD.

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2009 AND 2008

                             (STATED IN US DOLLARS)

                                XINHUA CHINA LTD.

                                    CONTENTS

                                                                           PAGES

Report of Registered Independent Public Accounting Firm                      F-1

Consolidated Balance Sheets                                              F-2 - 3

Consolidated Statements of Income                                            F-4

Consolidated Statements of Stockholders' Equity                              F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to the Consolidated Financial Statements                          F-7 - 23

Board of Directors and Stockholders
Xinhua China Ltd.


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheets of Xinhua China Ltd. and its subsidiaries ("the Company") as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009 and 2008 and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



South San Francisco, California                     Samuel H. Wong & Co., LLP
August 1, 2009                                      Certified Public Accountants


                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)

                                                        NOTES                 2009                2008
                                                        _____              ___________         ___________

ASSETS
        CURRENT ASSETS
          Cash and cash equivalents                      3D                $    45,769         $    38,733
          Accounts receivable, NET                       3E                     74,228             411,782
          Note receivable                                                            -           1,625,000
          Other receivables and prepayments               4                    224,535             223,231
                                                                           ___________         ___________
             Total Current Assets                                              344,532           2,298,746

        LONG-TERM ASSETS
          Property, plant & equipment, NET              3F,5                    55,156              73,786
                                                                           ___________         ___________
             Total Long-term Assets                                             55,156              73,786

             Total Assets                                                  $   399,688         $ 2,372,532
                                                                           ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY

        LIABILITIES
          CURRENT LIABILITIES
          Accounts payable and accrued liabilities        6                $   754,025         $ 1,095,538
          Deferred revenue                                                           -              18,355
          Current portion of loans payable               3S,7                1,490,911           1,635,443
                                                                           ___________         ___________
             Total Current Liabilities                                       2,244,936           2,749,336

          LONG-TERM LIABILITIES
          Loans payable                                  3S,7                1,058,261           1,058,261
          Loans from shareholders                         8                  5,945,061           5,410,256
                                                                           ___________         ___________
             Total Long-term Liabilities                                     7,003,322           6,468,517

             Total Liabilities                                             $ 9,248,258         $ 9,217,853
                                                                           ===========         ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                XINHUA CHINA LTD.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)



                                                     NOTE                 2009                  2008
                                                     ____              ___________           ____________

STOCKHOLDERS' EQUITY

   Common Stock $0.00001 Par Value 500,000,000        9                 $    4,903             $      987
   Shares Authorized;
   490,311,400 and 98,655,733 shares
   issued and outstanding at June 30, 2009
   and 2008, respectively.
   Additional paid in capital                                           11,399,960             10,903,997
   Accumulated other comprehensive income                                   38,756                 38,149
   Accumulated deficit                                                 (20,292,189)           (17,788,454)
                                                                       ___________           ____________
       Total Stockholders' (Deficit)/Equity                             (8,848,570)            (6,845,321)

   Total Liabilities & Stockholders' Equity                            $   399,688           $  2,372,532
                                                                       ===========           ============









         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                XINHUA CHINA LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


                                                        NOTE                   2009                      2008
                                                        _____              _____________             ____________

REVENUE

      Revenue, NET                                                         $           -             $          -
      Revenue, NET - related parties                                                   -                        -
      Cost of Sales, NET                                  3H                           -                        -
      Cost of Sales, NET - related parties                3I                           -                        -
                                                                           _____________             ____________
         Gross Profit                                                                  -                        -

OPERATING EXPENSES

      Selling, General, and Administrative                14                     680,536                  374,767
      Expenses
         Total Operating Expense                                                 680,536                  374,767
                                                                           _____________             ____________

      Operating Income/(Loss)                                                   (680,536)                (374,767)

OTHER INCOME (EXPENSES)
      Other Income                                                               179,621                        -
      Interest Income                                                                  -                   55,127
      Gain on debt restructuring                          17                      73,427                   12,644
      Interest Expense                                    18                    (451,247)                (383,928)
      Impairment Loss on Boheng investment                                    (1,625,000)                        -
                                                                           _____________             ____________
         Loss before minority interest and income tax                         (2,503,735)                (690,924)


Loss before Income Tax                                                        (2,503,735)                (690,924)

Income Tax                                              3M,19                          -
                                                                                                                -

                                                                           _____________             ____________
Net Loss                                                                   $  (2,503,735)            $   (690,924)
                                                                           =============             ============

Basic & Diluted Earnings Per Share                      3N,23              $      (0.016)            $    ( 0.011)


Weighted Average Shares Outstanding                                          375,084,602               65,400,512


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                XINHUA CHINA LTD.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          AS OF JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)

                                                          ADDITIONAL                      OTHER
                                    NUMBER OF    COMMON    PAID IN     COMPREHENSIVE   COMPREHENSIVE   ACCUMULATED
                                     SHARES      STOCK     CAPITAL     INCOME(LOSS)     INCOME(LOSS)     DEFICIT        TOTAL
                                   ______________________________________________________________________________________________

Balance, July 1, 2007               54,638,890     546    10,423,526    (17,088,780)           8,749   (17,097,530)   (6,664,709)
Additional Paid-in Capital                   -       -       151,760              -                -             -       151,760
Imputed interest on interest
free advances from related party             -       -       328,711              -                -             -       328,711
Issuance of shares to Highgate      44,016,843     441             -              -                -             -           441
Foreign Currency translation                 -       -             -         29,400           29,400             -        29,400
Net Loss for year                            -       -             -       (690,924)               -      (690,924)     (690,924)
                                   ______________________________________________________________________________________________
Balance, June 30, 2008              98,655,733     987    10,903,997    (17,750,304)          38,149   (17,788,454)   (6,845,321)
                                   ==============================================================================================

Balance, July 1, 2008               98,655,733     987    10,903,997    (17,750,304)          38,149   (17,788,454)   (6,845,321)
Additional Paid-in Capital                   -       -       109,444              -                -             -       109,444
Imputed interest on interest
free advances from related party             -       -       386,519              -                -             -       386,519
Issuance of shares to Highgate     266,655,667   2,666             -              -                -             -         2,666
Issuance of shares to Xianping
Wang                               125,000,000   1,250             -              -                -             -         1,250
Foreign Currency translation                 -       -             -            607              607             -           607
Net Loss for year                            -       -             -     (2,503,735)               -    (2,503,735)   (2,503,735)
                                   ______________________________________________________________________________________________
Balance, June 30, 2009             490,311,400   4,903    11,399,960    (20,253,432)          38,756   (20,292,189)   (8,848,570)
                                   ==============================================================================================




                        ACCUMULATED COMPREHENSIVE INCOME

                                                    JUNE 30, 2009         JUNE 30, 2008
                                                    _____________         _____________

COMPREHENSIVE INCOME(LOSS)

Net Loss                                            $  (2,503,735)        $   (690,924)

OTHER COMPREHENSIVE INCOME

Foreign Currency Translation Adjustment                       607               29,400
                                                    _____________         ____________
Total Comprehensive Income                          $  (2,503,128)        $   (661,524)
                                                    =============         ============


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                XINHUA CHINA LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)

                                                                                     2009                2008
                                                                                 ____________         __________

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Loss/(Loss)                                                           $ (2,503,735)        $ (690,924)
       Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation                                                               26,585                  -
            Imputed interest expense                                                  412,577            466,703
            Amortization of deferred imputed interest from note receivable             13,768             13,768

       CHANGES IN ASSETS AND LIABILITIES:
            Decrease/(Increase) Accounts receivable                                   337,554           (226,536)
            Decrease/(Increase) Other receivables and prepayments                           -            (22,045)
            Decrease/(Increase) Accounts Payable and accrued liabilities             (381,339)           402,331
            Decrease/(Increase) in Deferred Revenue                                   (18,355)           (55,072)
                                                                                 ____________         __________
       Cash Sourced/(Used) in Operating Activities                                 (2,112,945)          (111,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of plant and equipment                                                 (7,956)           (59,692)
       Impairment loss on impairment of asset                                       1,625,000                  -
                                                                                 ____________         __________
       Cash Used/(Sourced) in Investing Activities                                  1,617,044           (59,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from convertible debenture                                              3,915                441
       Repayment of Loan Payable                                                     (157,032)          (152,200)
       Loans from shareholders                                                        547,132            329,826
       Additional Paid-in Capital                                                     109,444                  -
                                                                                 ____________         __________
       Cash Sourced/(Used) in Financing Activities                                    503,459            178,067

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS FOR THE YEAR                         7,035              6,600

EFFECT OF CURRENCY TRANSLATION                                                           (523)            29,400

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                           38,733              2,733

CASH & CASH EQUIVALENTS AT END OF YEAR                                           $     45,769         $   38,733


Cash paid for interest expenses                                                  $          -         $   55,217


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


1.   ORGANIZATION AND BUSINESS BACKGROUND

Xinhua China Ltd. (the "Company", formerly Camden Mines Limited) was incorporated in the State of Nevada, United States of America, on September 14, 1999. Until September 2004, the Company was a non-operating shell company and considered as a development stage enterprise since its inception. Effective from October 12, 2004, the Company changed to its current name. The Company established an office in Vancouver, Canada; however, this office was closed down in December 2006. The Company established its principal executive office at B26-F, Oriental Kenzo, No. 48 Dongzhimenwai Street, Dongcheng District, Beijing 100027 People's Republic of China.

As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98%. Subsequent to the deconsolidation of Xinhua C&D, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. ("Joannes"). Details of the Company's subsidiaries as of June 30, 2009 are described below:


_________________________________________________________________________________________________________________
                                        PLACE OF
                                     INCORPORATION                                  PARTICULARS OF      EFFECTIVE
                                      AND KIND OF          PRINCIPAL ACTIVITIES    ISSUED/REGISTERED     INTEREST
             NAME                     LEGAL ENTITY        AND PLACE OF OPERATION     SHARE CAPITAL         HELD
_________________________________________________________________________________________________________________

Pac-Poly Investment Ltd.       British Virgin Islands, a   Investment holding,   10,000,000 ordinary       100%
                                  company with limited             PRC           shares of US$1 par
                                       liability                                 value

Beijing Joannes Information   PRC, a company with limited       Sales and        Registered capital        100%
Technology Co., Ltd.                   liability             distribution of     US$1,250,000
                                                                books, PRC
_________________________________________________________________________________________________________________



2.   GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2009, the Company had no working capital but current liabilities exceeding current assets by $1,900,404 and an accumulated deficit of $20,292,189 due to the fact that the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2010. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   BASIS OF PRESENTATION

          These  accompanying   consolidated   financial  statements  have  been
          prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

     B.   USE OF ESTIMATES

          In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these Estimates.

     C.   BASIS OF CONSOLIDATION

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

     D.   CASH AND CASH EQUIVALENTS

          Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

     E.   ACCOUNTS RECEIVABLE, NET

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

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


     F.   PROPERTY, PLANT, AND EQUIPMENT, NET

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

     G.   IMPAIRMENT OF LONG-LIFE ASSETS

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

     H.   REVENUE RECOGNITION

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

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


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

     I.   COST OF SALES

          Cost of sales includes depreciation of property, plant, and equipment and purchase costs to publishers.

     J.   VALUE-ADDED TAX

          The Company is subject to value added tax ("VAT") imposed by the PRC on sales. The output VAT is charged to customers who purchase books from the Company and the input VAT is paid when the Company purchases books from publishers. The VAT rate is 13%. The input VAT can be offset against the output VAT.

     K.   ADVERTISING EXPENSES

          The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "REPORTING FOR ADVERTISING COSTS". For the period ended June 30, 2009, advertising expenses amount to zero.

     L.   COMPREHENSIVE INCOME

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

     M.   INCOME TAXES

          The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


          Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People's Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

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

                    SUBSIDIARY                      COUNTRY OF DOMICILE     INCOME TAX RATE

                    Beijing Joannes Information
                    Technology Co., Ltd.            PRC                         25.00%

                    Pac-Poly Investment Ltd.        British Virgin               0.00%
                                                    Islands

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

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


                                    TAXABLE INCOME

     RATE        OVER        BUT NOT OVER          OF AMOUNT OVER

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

          Based on the consolidated net income for the year ended June 30, 2009, the Company shall not be subject to income tax.

     N.   LOSS PER SHARE

          The Company calculates loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 490,311,400 of common stock at June 30, 2009 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

     O.   FOREIGN CURRENCIES TRANSLATION

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

          EXCHANGE RATES                             6/30/2009     6/30/2008

          Year end RMB : US$ exchange rate             6.8319       6.8718

          Average yearly RMB : US$ exchange rate       6.8355       7.0726

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


     P.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of the Company's financial instruments, which include cash and cash equivalents, accounts receivables, other payable and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

     Q.   RELATED PARTIES

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

     R.   EQUITY-BASED COMPENSATION

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

          No options were granted during the year ended June 30, 2009.

          Detailed movement of stock-based compensation has been disclosed in the Note 11-Stock Option Plan.

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


     S.   CONVERTIBLE DEBENTURE ISSUED WITH STOCK PURCHASE WARRANTS

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

     T.   RECENTLY ISSUED ACCOUNTING STANDARD

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

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


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

          The  Company  does not  consider  the  adoption  of the  above  recent
          accounting   pronouncements   having  any   material   impact  on  its
          consolidated results of operations and financial condition.


4.   OTHER RECEIVABLES AND PREPAYMENT

                       2009          2008
                     _________     _________

     Prepayments     $ 224,535     $ 223,231

     The carrying amounts of prepayments approximate their fair value.

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


5.   PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment as of June 30, 2009 and 2008 consists of the following:

                                          2009          2008
                                        _________     _________

     Equipment and machinery            $  53,418     $  53,108
     Motor vehicles                        47,007        39,458
     Leasehold Improvement                 16,306        16,211
                                        _________     _________
                                          116,731       108,777
     LESS: Accumulated Depreciation       (61,576)      (34,991)
                                        _________     _________
                                        $  55,156     $  73,786
                                        =========     =========

         Depreciation expense for 2009 and 2008 was $26,585 and $10,157.

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of June 30, 2009 and 2008 consists of the following:

                                              2009         2008
                                         __________     ___________

     Accounts payable                    $  754,025     $ 1,095,538

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

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


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
                            ============       =========

     The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively. During the years ended June 30, 2009 and 2008, the debenture holders converted 266,655,668 and 44,016,843 shares against outstanding loan at a total conversion price of $144,532 and $152,200, respectively.

     Loans Payable outstanding as of June 30, 2009 amount to $2,549,172 of which $1,490,911 and $1,058,261 were attributed to current portion and long-term, respectively.

     Loans Payable outstanding as of June 30, 2008 amount to $2,693,704 of which $1,635,443 and $1,058,261 were attributed to current portion and long-term, respectively.

8.   LOANS FROM SHAREHOLDERS

     The total outstanding amount of $5,945,061 represents cash advanced from shareholders of the Company.

     These shareholders' loans are unsecured and not repayable within the next twelve months. For the year ended June 30, 2009 and 2008, there was $342,847 and $328,711 imputed interest, at 6.00% per annum, recorded. During the year ended June 30, 2009, the shareholders converted 125,000,000 shares against outstanding shareholders' loan at a total conversion price of $12,500.

9.   COMMON STOCK AND WARRANTS

     A.   COMMON STOCK

          During 2005, the authorized capital stock of the Company increased from $1,000 consisting of 100,000,000 shares of common stock of par value $0.00001 each to $5,000 consisting of 500,000,000 shares of common stock of par value $0.00001 each.

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


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

          (2)  SHARE PURCHASE WARRANT ISSUED FROM CONVERTIBLE DEBENTURE

               On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants. One share purchase warrants is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010. As of June 30, 2009, 835,000 warrants issued to convertible debenture holders were outstanding which will lead to the issuance of a total of 313,331,642 additional shares of common stock if fully exercised at June 30, 2009.

          (3)  SHARE WARRANT ISSUED FOR SERVICE

               On May 1, 2006, the Company issued 100,000 warrants at $1.47 per share to Mr. Peter Shandro, the VP Business Strategy of the Company, in association with the planning and execution of the on-line ecommerce initiative of the Company. Compensation expense of $94,775 was recorded with the issuance of these warrants.

10.  STOCK OPTION PLAN

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

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


     value of $1.00 per share, using the Black-Scholes Option Pricing Model with the weighted average assumptions. However, the whole of the 4,255,000 options have been expired as of June 30, 2007.

11.  CHINA CONTRIBUTION PLAN

     Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $53,457 and $23,854 for the years ended 2009 and 2008, respectively.

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

13.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                       2009          2008
                                     _________     _________

     Legal and professional fees     $ 106,275     $ 108,111
     Management Fee                    150,000             -
     Office expenses                    73,481        14,162
     Salaries and benefits             169,698        99,117
     Vehicle expense                     6,779        13,595
     Other expenses                    174,303       139,782
                                     _________     _________
                                     $ 680,536     $ 374,767
                                     =========     =========

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


14.  GAIN ON DEBT RESTRUCTURING

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
                                                    ___________

                                                    $ 1,500,132
                                                    ===========

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


15.  INTEREST EXPENSE

                                                     2009          2008
                                                   _________     _________

     Interest expense from the amortization of
     deferred financing cost and discount on
     convertible debenture                         $  39,826     $  49,628

     Imputed interest charged                        372,751       314,865

     Interest on loans from related parties           13,768        19,435
                                                   _________     _________

                                                   $ 451,247     $ 383,928
                                                   =========     =========

16.  INCOME TAX

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

     As of June 30, 2009 and 2008, valuation allowances of $2,503,735 and $690,924 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

17.  CONCENTRATION OF RISK

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

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


18.  IMPAIRMENT LOSS ON BOHENG INVESTMENT

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

19.  COMMITMENT AND CONTINGENCIES

     The Company leases an office premise under a non-cancelable operating lease for a term of three years from January 1, 2009 to December 31, 2011. The cost incurred under this operating lease is recorded as rental expense and totaled $65,944 for the year ended June 30, 2009. Future minimum rental payments due according to the operating lease until termination at December 31, 2011 are:

          Within one year                     $  70,280

          Within year two until termination     105,418
                                              _________

                                              $ 175,698
                                              =========

20.  NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

     The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

                                                        2009             2008
                                                    ____________     ___________

Basic and diluted net loss per share calculation:

(a). Numerator:
  Net loss used in computing basic net loss
  per share                                            2,503,735         690,924

(b). Denominator:
  Weighted average ordinary shares outstanding       375,084,602      65,400,512


Basic and diluted net loss per share                $      0.016     $     0.011

                                XINHUA CHINA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
                             (STATED IN US DOLLARS)


     For the year ended June 30, 2009 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on July 25, 2007, our Board of Directors appointed Samuel H. Wong & Co., LLP ("Wong & Co.") as our principal independent registered public accounting firm.

The report of Wong & Co. on our financial statements for fiscal years ended June 30, 2009 and June 30, 2008 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended June 30, 2009 and June 30, 2008, there were no disagreements between us and Wong & Co., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Wong & Co., would have caused Wong & Co. to make reference thereto in their reports on our audited consolidated financial statements.

In connection with our appointment of Wong & Co. as our principal registered accounting firm, we have not consulted with Wong & Co. on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

The address and telephone number of our principal registered accounting firm is:
Samuel H. Wong & Co., LLP, 400 Oyster Point Boulevard, Suite 122, South San Francisco, California 94080, telephone 415.732.1288, fax 415. 397.9028 and email SWONGCPA@AOL.COM

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9A(T)

Not applicable.

ITEM 9B. OTHER INFORMATION

Not applicable.

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

As of the date of this Annual Report our directors and executive officers, their ages, positions held are as follows:

NAME              AGE                    POSITION WITH THE COMPANY

Xianping Wang      48     President/Chief Executive Officer/Chief Financial
                          Officer and a director

BACKGROUND OF OUR OFFICERS AND DIRECTORS

XIANPING WANG. Mr. Wang has been one of our directors since August 5, 2004 and has been our President and Chief Executive Officer since September 4, 2004. He has been our Chief Financial Officer since August 7, 2007. In addition, Mr. Wang is the President of Asia-Durable (Beijing) Investments Co., Ltd. from 2002 to 2004, which is a company that has successfully invested in construction and development projects as well as biotechnology research. From 1997 to 2002, Mr. Wang was the President of Beijing New Fortune Investment Co., Ltd., which is a company that has invested in real estate and other profitable projects such as Chongqing Wanli Storage Battery Co., Ltd. and Shenzhen Technology Co., Ltd. Mr. Wang helped Chongqing Wanli Storage Battery Co., Ltd. and Shenzhen Technology Co., Ltd. to become publicly listed companies on Chinese stock markets in Shanghai and Shenzhen. Mr. Wang received an Engineering Bachelor Degree from Navy Engineering Institute in 1978 and an Economics Master Degree from Tsinghua University in 1990.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2009.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report, we do not have any members on our audit committee. We have not appointed additional members to the Board of Directors and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When new members are to be appointed to the audit committee, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. Our Board of Directors considered whether our principal independent accountant was independent, and concluded that the auditor for the fiscal year ended June 30, 2009 was independent.

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


SUMMARY COMPENSATION TABLE
________________________________________________________________________________________________________________________________

                                                                    LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION               AWARDS                        PAYOUTS
(A)                       (B)     (C)       (D)      (E)            (F)            (G)            (H)        (I)
                                                                                     SECURITIES
                                                      OTHER ANNUAL    RESTRICTED     UNDERLYING                    ALL OTHER
NAME AND PRINCIPAL                 SALARY   BONUS     COMPENSATION  STOCK AWARD(S)  OPTIONS/SARS     LTIP       COMPENSATION ($)
POSITION                  YEAR      ($)      ($)          ($)            ($)            (#)        PAYOUTS ($)
________________________________________________________________________________________________________________________________

Xianping Wang (1)         2009    120,000     0              0\             0              0          0               0
President, CEO and        2008    120,000     0              0              0              0          0               0
Director                  2007    120,000     0              0              0              0          0               0

Clement Wu (3)
CFO, Secretary,           2008      -0-       0              0              0              0          0               0
Treasurer and
Director                  2007    45,231      0              0              0        150,000          0               0

Peter Shandro (5)
VP Business Strategy      2008      -0-       0              0              0              0          0               0
and Director              2007    71,121      0              0              0              0          0               0
________________________________________________________________________________________________________________________________


(1) Mr. Xianping Wang was appointed as a director on August 5, 2004 and as our President and Chief Executive Officer on September 4, 2004.

(2) Mr. Xianping Wang was to receive $10,000 per month starting Feb. 2005. However, this amount has been accrued by Mr. Wang. Therefore, for the fiscal years ended June 30, 2009, 2008 and 2007, we have outstanding obligations of $120,000 owing to Mr. Wang for each year.

(3) Mr. Clement Wu was appointed a director and our Chief Financial Officer on January 1, 2006 and as our Secretary and Treasurer on May 19, 2006. Mr. Wu resigned as a director and as our Chief Financial Officer on August 6, 2007.

(4) Mr. Clement received $5,938 per month starting on January 1, 2006 and received a total of $45,231as compensation for the fiscal year ended June 30, 2007.

(5) Mr. Peter Shandro was appointed a director on September 3, 2004 and as our Vice-President for Business Strategy on April 1, 2006. Mr. Shandro resigned from both positions on August 1, 2007.

(6) Mr. Peter Shandro received a total of $71,121 as compensation for the fiscal year ended June 30, 2007.


No long term incentive plan awards were made to any executive officer during the fiscal years ended June 30, 2009 and June 30, 2008.

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JUNE 30, 2009

The following table sets forth information as at June 30, 2009 relating to options that have been granted to the Named Executive Officers during fiscal year ended June 30, 2009:


____________________________________________________________________________________________________________________________________

                                                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                 OPTION AWARDS                                                       STOCK AWARDS
____________________________________________________________________________________________________________________________________
                                                                                                                       Equity
                                                                                                        Equity         Incentive
                                                                                                        Incentive      Plan Awards:
                                                                                              Market    Plan Awards:   Market or
                                             Equity                                           Value of  Number of      Payout Value
                 Number of    Number of      Incentive Plan                       Number of   Shares    Unearned       of Unearned
                 Securities   Securities     Awards: Number                       Shares or   or Units  Shares, Units  Shares, Units
                 Underlying   Underlying     of Securities                        Units of    of Stock  or Other       or Other
                 Unexercised  Unexercised    Underlying        Option    Option   Stock That  That      Rights That    Rights That
                 Options      Options        Unexercised       Exercise  Expira-  Have Not    Have Not  Have Not       Have Not
                 Exercisable  Unexercisable  Unearned Options  Price     tion     Vested      Vested    Vested         Vested
Name                 (#)          (#)            (#)             ($)     Date       (#)        ($)        (#)            (#)
____________________________________________________________________________________________________________________________________


Xianping Wang,
Chief Executive
Officer/
President           -0-           -0-            -0-            --        ---      ---         ---         -0-             -0-

Clement Wu,
prior
Chief Financial
Officer/
Treasurer            -0-          -0-            -0-             --        --       --          --          -0-             -0-
____________________________________________________________________________________________________________________________________


The following table sets forth information relating to compensation paid to our directors during fiscal year ended June 30, 2009:


_____________________________________________________________________________________________________________________

DIRECTOR COMPENSATION TABLE

                                                                        Change in
                                                                        Pension
                                                                        Value and
                Fees                                 Non-Equity         Nonqualified
                Earned or                            Incentive          Deferred                All
                Paid in       Stock      Option      Plan               Compensation           Other
                Cash          Awards     Awards      Compensation       Earnings            Compensation        Total
Name              ($)          ($)         ($)             ($)              ($)                  ($)              ($)
_____________________________________________________________________________________________________________________

Xianping Wang      -0-          -0-        -0-           -0-                -0-                 -0-               -0-
_____________________________________________________________________________________________________________________



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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 490,311,400 shares of common stock issued and outstanding.

________________________________________________________________________________

NAME OF BENEFICIAL       AMOUNT AND NATURE                              PERCENT
OWNER                    BENEFICIAL OWNER    POSITION                   OF CLASS
________________________________________________________________________________

Xianping Wang            2,500,000(1)        President,                    Nil
B-26F Oriental Kenzo,                        Chief Executive Officer
No. 48                                       and and a director
Dongzhimenwai,
Dongcheng District,
Beijing,  China

ALL OFFICERS AND         2,500,000 (1)                                     Nil
DIRECTORS AS A GROUP
 (1 PERSON)
________________________________________________________________________________

(1) These are restricted shares of common stock. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 490,311,400 shares issued and outstanding.

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

It is possible, however, that debts owed to Mr. Wang, our President/Chief Executive Officer and sole director, could be demanded and cause us serious harm if we are unable to pay and must settle in some manner. The aggregate amount owed to Mr. Wang up to June 30, 2009 is $5,945,061 (not including his salary of $120,000 in 2009 and 2008 which remains accrued and unpaid). The shareholders loan is interest free, but the loan accrues interest at the rate of 6% annually and has been recorded as additional paid in capital. Adjustments, conversions or other action could be taken as to his debt, including the recent conversion of $12,500.00 into 125,000,000 shares of common stock by the Assignee. Moreover, Mr. Wang was to receive $10,000 per month starting Feb. 2005. However, this amount has been accrued and is due and owing to Mr. Wang. Therefore, for fiscal years ended June 30, 2009, June 30, 2008 and June 30, 2007, we have outstanding obligations of $120,000 owing to Mr. Wang.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements for fiscal year ended June 30, 2009 and review of our financial statements for quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $50,000 to Wong & Co.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements for fiscal year ended June 30, 2008 and review of our financial statements for quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $55,000 to Wong & Co.

AUDIT RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph was $-0- to Wong & Co.

TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- to Wong & Co.

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was $-0- to Wong & Co.

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

                                       XINHUA CHINA LTD.


Dated: October 9, 2009                 By: /s/ XIANPING WANG
                                           _____________________________________
                                               Xianping Wang
                                               President/Chief Executive Officer


Dated: October 9, 2009                 By: /s/ XIANPING WANG
                                           _____________________________________
                                               Xianping Wang
                                               Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.


SIGNATURES               TITLE                                   DATE

/s/ XIANPING WANG        President, Chief Executive Officer,     October 9, 2009
__________________       Chief Financial Officer
    Xianping Wang        and a Director