Form 10-Q
period 2009-09-30
XINHUA CHINA LTD
filed 2009-11-16
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the six month period ended September 30, 2009

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

Indicate the number of shares  outstanding   Outstanding as of November 13, 2009
of each of the issuer's classes of common stock, as of the most practicable date:

Class
Common Stock $0.00001 par value                        499,911,400

                                XINHUA CHINA LTD.

                                    FORM 10-Q


         PART I - FINANCIAL INFORMATION                                        5

Item 1.  Financial Statements                                                  5

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            26

Item 3.  Quantitative and Qualitative Discloses About Market Risk             33

Item 4.  Controls and Procedures                                              33

Item 4T. Controls and Procedures                                              35

         PART II - OTHER INFORMATION                                          35

Item 1.  Legal Proceedings                                                    35

Item 1A. Risk Factors                                                         35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          35

Item 3.  Defaults Upon Senior Securities                                      36

Item 4.  Submission of Matters to a Vote of Security Holders                  36

Item 5.  Other Information                                                    36

Item 6.  Exhibits                                                             37

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

















                                XINHUA CHINA LTD.

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2009 AND JUNE 30, 2009

                             (Stated in US Dollars)

                                XINHUA CHINA LTD.


CONTENTS                                                                  Pages

Report of Registered Independent Public Accounting Firm                       7

Consolidated Balance Sheet                                                8 - 9

Consolidated Statement of Income                                             10

Consolidated Statement of Stockholders' Equity                               11

Consolidated Statement of Cash Flows                                         12

Notes to the Financial Statements                                       13 - 25

Board of Directors and Stockholders
Xinhua China Ltd.


             Report of Registered Independent Public Accounting Firm


We have reviewed the accompanying interim consolidated Balance Sheets of Xinhua China Ltd. ("the Company") as of September 30, 2009 and June 30, 2009, and the related statements of income, stockholders' equity, and cash flows for the three-months ended September 30, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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







South San Francisco, California                     Samuel H. Wong & Co., LLP
October 29, 2009                                    Certified Public Accountants


                                Xinhua China Ltd.
                           Consolidated Balance Sheets
                   As of September 30, 2009 and June 30, 2009
                             (Stated in US Dollars)

                                                                                  (Audited)
                                               Notes     September 30, 2009     June 30, 2009
                                                         __________________     _____________

                             ASSETS
Current Assets
  Cash and Cash Equivalents                       3D        $    12,086          $    45,769
  Accounts Receivable, net                        3E             74,176               74,228
  Other Receivables and Prepayments                4            224,630              224,535
                                                            ___________         ____________

     Total Current Assets                                       310,892              344,532

Long-term Assets
  Property, Plant & Equipment, net              3F,5             51,350               55,156
                                                            ___________         ____________

     Total Long-term Assets                                      51,350               55,156

                                                            ___________         ____________

     Total Assets                                           $   362,242          $   399,688
                                                            ===========          ===========

               LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
  Current Liabilities
  Accounts Payable and Accrued Liabilities         6        $   725,294          $   754,025
  Current portion of Loans Payable                 7          1,479,475            1,490,911
                                                            ___________         ____________

     Total Current Liabilities                                2,204,769            2,244,936

  Long-term Liabilities
  Loans Payable                                    7          1,058,261            1,058,261
  Loans from Shareholders                          8          6,078,455            5,945,061
                                                            ___________         ____________

     Total Long-term Liabilities                              7,136,716            7,003,322
                                                            ___________         ____________

     Total Liabilities                                      $ 9,341,485          $ 9,248,258


   See Accompanying Notes to the Financial Statements and Accountant's Report



                                Xinhua China Ltd.
                           Consolidated Balance Sheets
                   As of September 30, 2009 and June 30, 2009
                             (Stated in US Dollars)

                                                                                  (Audited)
                                               Notes     September 30, 2009     June 30, 2009
                                                         __________________     _____________

                              Stockholders' Equity

Common Stock $0.00001 Par Value
   500,000,000 Shares Authorized;
   499,911,400 and 490,311,400 shares
   issued and  outstanding at September 30,
   2009 and June 30, 2009, accordingly.           10              4,999                4,903
Additional Paid-In Capital                                   11,503,215           11,399,960
Accumulated Other Comprehensive
   Income                                                        38,656               38,756
Accumulated Deficit                                         (20,526,113)         (20,292,189)
                                                            ___________          ___________
    Total Stockholders' (Deficit)/Equity                     (8,979,243)          (8,848,570)
                                                            ___________          ___________

Total Liabilities & Stockholders' Equity                    $   362,242          $   399,688
                                                            ===========          ===========










   See Accompanying Notes to the Financial Statements and Accountant's Report



                                Xinhua China Ltd.
                        Consolidated Statement of Income
             For the three months ended September 30, 2009 and 2008
                             (Stated in US Dollars)

                                                        Note     September 30, 2009     September 30, 2008
                                                                 __________________     __________________

Revenue

   Revenue, net                                           3H        $          -           $          -
   Cost of Sales, net                                     3I                   -                      -
      Gross Profit                                                             -                      -

Operating Expenses

   Selling, General, and Administrative
   Expenses                                                              129,019                226,867
                                                                    ____________           ____________

      Total Operating Expense                                            129,019                226,867

                                                                    ____________           ____________

      Operating Income/(Loss)                                           (129,019)              (226,867)
                                                                    ____________           ____________

Other Income (Expenses)
   Other Income                                                                -                179,621
   Interest Income                                                             8                     26
   Gain on disposal of Beijing BoHeng                                          -                 73,427
   Interest Expense                                                      104,913                150,360
                                                                    ____________           ____________

      Loss before minority interest and income tax                      (233,924)              (161,534)


Loss before Income Tax                                                  (233,924)              (124,153)

Income Tax                                             3M,14                   -                      -

                                                                    ____________           ____________

Net Loss                                                            $   (233,924)          $   (124,153)
                                                                    ============           ============


Basic & Diluted Earnings Per Share                     3N,17        $    (0.0004)          $   ( 0.0028)
                                                                    ____________           ____________

Weighted Average Shares Outstanding                                  496,259,226            111,928,254
                                                                    ____________           ____________


   See Accompanying Notes to the Financial Statements and Accountant's Report



                                Xinhua China Ltd.
                 Consolidated Statements of Stockholders' Equity
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


                                                          ADDITIONAL                      OTHER
                                    NUMBER OF    COMMON    PAID IN     COMPREHENSIVE   COMPREHENSIVE   ACCUMULATED
                                     SHARES      STOCK     CAPITAL     INCOME(LOSS)     INCOME(LOSS)     DEFICIT        TOTAL
                                   ______________________________________________________________________________________________

Balance, July 1, 2008               98,655,733     987    10,903,997    (17,750,304)          38,149   (17,788,454)   (6,845,321)
Additional Paid-in Capital                   -       -       109,444              -                -             -       109,444
Imputed interest on interest
free advances from related party             -       -       386,519              -                -             -       386,519
Issuance of shares to Highgate     266,655,667   2,666             -              -                -             -         2,666
Issuance of shares to Xianping
Wang                               125,000,000   1,250             -              -                -             -         1,250
Foreign Currency translation                 -       -             -            607              607             -           607
Net Loss for year                            -       -             -     (2,503,735)               -    (2,503,735)   (2,503,735)
                                   ______________________________________________________________________________________________

Balance, June 30, 2009             490,311,400   4,903    11,399,960    (20,253,432)          38,756   (20,292,189)   (8,848,570)
                                   =============================================================================================


Balance, July 1, 2009              490,311,400   4,903    11,399,960    (20,253,432)          38,756   (20,292,189)   (8,848,570)
Additional Paid-in Capital                   -       -        11,339              -                -             -        11,399
Imputed interest on interest
free advances from related party             -       -        91,916              -                -             -        91.916
Issuance of shares to Highgate       9,600,000      96             -              -                -             -            96
Foreign Currency translation                 -       -             -           (100)            (100)            -          (100)
Net Loss for quarter                         -       -             -       (233,924)               -      (233,924)     (233,924)
                                   ______________________________________________________________________________________________

Balance, September 30, 2009        499,911,400   4,999    11,503,215    (20,487,456)          38,656   (20,526,113)   (8,979,243)
                                   =============================================================================================



                                                        September 30, 2009     June 30, 2009
                                                        __________________     _____________

            COMPREHENSIVE INCOME(LOSS)

            Net Loss                                       $ (233,924)         $ (2,503,735)

            OTHER COMPREHENSIVE INCOME

            Foreign Currency Translation Adjustment              (100)                  607
                                                           __________          ____________

            Total Comprehensive Income                     $ (234,024)         $ (2,503,128)
                                                           ==========          ============


   See Accompanying Notes to the Financial Statements and Accountant's Report



                                Xinhua China Ltd.
                      Consolidated Statements of Cash Flows
             For the three months ended September 30, 2009 and 2008
                             (Stated in US Dollars)

                                                                         September 30, 2009     September 30, 2008
                                                                         __________________     __________________

Cash Flow from Operating Activities:
   Net (Loss)                                                                $ (233,924)            $ (124,153)
   Adjustments to reconcile net earnings(loss) to net cash used in operating activities:
      Depreciation                                                                3,856                  5,632
      Imputed interest expense                                                  104,708                111,725
      Amortization of deferred imputed interest from note receivable                  -                 13,768

   Changes in assets and liabilities:
      Decrease/(Increase) Accounts receivable                                         -                337,652
      Decrease/(Increase) Other receivables and prepayments                           -                   (812)
      Decrease/(Increase) Accounts Payable and accrued liabilities              (41,523)              (506,684)
      Decrease/(Increase) in Deferred Revenue                                         -                (18,355)
                                                                             __________             __________

   Cash Sourced/(Used) in Operating Activities                                 (166,883)              (181,227)
                                                                             __________             __________

Cash Flows from Investing Activities:
   Proceeds of note receivable - Boheng                                               -              1,625,000
   Purchase of plant and equipment                                                    -                   (396)
   Investment in subsidiary - Boheng                                                  -             (1,625,000)
                                                                             __________             __________

   Cash Used/(Sourced) in Investing Activities                                        -                   (396)
                                                                             __________             __________

Cash Flows from Financing Activities:
   Stock Issue to Highgate on debt conversion                                        96                    328
   Repayment of Loan to Highgate                                                (11,436)               (44,000)
   Loans from shareholders                                                      133,236                200,848
   Additional Paid-in Capital                                                    11,340                      -
                                                                             __________             __________

   Cash Sourced/(Used) in Financing Activities                                  133,236                157,176
                                                                             __________             __________

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year                 (33,647)               (24,447)

Effect of Currency Translation                                                      (36)                   496

Cash & Cash Equivalents at Beginning of Year                                     45,769                 38,733

                                                                             __________             __________

Cash & Cash Equivalents at End of Year                                       $   12,086             $   14,782
                                                                             ==========             ==========

Cash paid for interest expenses                                              $        -             $        -
                                                                             ==========             ==========


   See Accompanying Notes to the Financial Statements and Accountant's Report


                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


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

     Details of the Company's subsidiaries as of September 30, 2009 are described below:



                                            Place of
                                          incorporation                                 Particulars of      Effective
                                           and kind of         Principal activities    issued/registered     interest
                  Name                    legal entity        and place of operation     share capital         held
     ________________________________________________________________________________________________________________
                                                                    Sales and
     Beijing Joannes Information       PRC, a company with       distribution of       Registered capital
     Technology Co., Ltd.               limited liability           books, PRC            US$1,250,000         100%
     ________________________________________________________________________________________________________________

                                    British Virgin Islands, a                         10,000,000 ordinary
     Pac-Poly Investment Ltd.         company with limited     Investment holding,     shares of US$1 par
                                            liability                  PRC                   value             100%
     ________________________________________________________________________________________________________________



2.   GOING CONCERN UNCERTAINTIES

     These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

     As of September 30, 2009, the Company had no working capital but current liabilities exceeding current assets by $1,893,877 and an accumulated deficit of $20,526,113 because the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


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

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


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

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


          Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations. EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the period ended September 30, 2009, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

     (K.) Advertising Expenses

          The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Advertising Costs". For the period ended September 30, 2009, advertising expenses amount to zero.

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

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


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

          In respect of the  Company's  subsidiaries  domiciled  and operated in
          China:

               o Beijing Joannes Information Technology Co., Ltd. is located in the PRC and Pac-Poly Investment Ltd. is located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

                                                    Country of        Income Tax
                            Subsidiary               Domicile            Rate
                            __________              __________        __________

                    Beijing Joannes Information
                       Technology Co., Ltd.         PRC                 25.00%

                    Pac-Poly Investment Ltd.        British Virgin
                                                    Islands              0.00%

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

          Based on the consolidated net income for the period ended September 30, 2009, the Company shall not be subject to income tax.

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


     (N.) Loss Per Share

          The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 and 490,311,400 of common stock at September 30, 2009 and June 30, 2009, respectively, are anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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


                                   September 30,     June 30,     September 30,
          Exchange Rates               2009           2009           2008
          ______________           _____________     ________     _____________

          Period/year end RMB:
             US$ exchange rate        6.8290         6.8319         6.8551

          Average period/year
             RMB: US$ exchange
             rate                     6.8310         6.8355         6.8529

     (P.) Fair Value of Financial Instruments

          The carrying value of the Company's financial instruments, which include cash and cash equivalents, accounts receivables, other payable and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


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

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


     (S.) Recently Issued Accounting Standard

          In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.

          Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.

          Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance.

          On July 1, 2009, FASB issued FASB Statement No. 168, The "FASB Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles. The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

          The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

4.   OTHER RECEIVABLES AND PREPAYMENT

                     September 30, 2009     June 30, 2009
                     __________________     _____________

     Prepayments         $ 224,630            $ 224,535
                         =========            =========

     The carrying amounts of prepayments approximate their fair value.

5.   PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment consist of the following:

                                        September 30, 2009     June 30, 2009
                                        __________________     _____________

     Equipment and machinery                $  53,441            $  53,418
     Motor vehicles                            47,027               47,007
     Leasehold Improvement                     16,313               16,306
                                            _________            _________
                                              116,781              116,731
     Less: Accumulated Depreciation           (65,431)             (61,576)
                                            _________            _________
                                            $  51,350            $  55,156
                                            =========            =========

     Depreciation expense for September 30, 2009 and June 30, 2009 were $3,856 and $26,585, respectively.

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of September 30, 2009 and June 30, 2009 consists of the following:

                          September 30, 2009       June 30, 2009
                          __________________       _____________

     Accounts Payable         $ 725,294              $ 754,025
                              =========              =========


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
                            ===========       =========

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


     The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively. During the period ended September
     30, 2009 and year ended June 30, 2009, the debenture holders converted 9,600,000 and 266,655,667 shares against outstanding loan at a total conversion price of $11,436 and $144,532, respectively.

     Loans Payable outstanding as of September 30, 2009 amount to $2,537,736 of which $1,479,475 and $1,058,261 were attributed to current portion and long-term, respectively.

     Loans Payable outstanding as of June 30, 2009 amount to $2,549,172 of which $1,490,911 and $1,058,261 were attributed to current portion and long-term, respectively.

8.   LOANS FROM SHAREHOLDERS

     The total outstanding amount of $6,078,455 represents cash advanced from shareholders of the Company.

     These shareholders' loans are unsecured and not repayable within the next twelve months. For the period ended September 30, 2009, there was $91,916 imputed interest, at 6.00% annum, recorded. For the year ended June 30, 2009, there was $342,847 imputed interest, at 6.00% per annum, recorded.

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

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


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

          (2)  Share purchase warrant issued from convertible debenture

               On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants. One share purchase warrant is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010. As of September 30, 2009, 374,911,400 shares of common stock have been converted by the convertible debenture holders at an aggregate amount of $533,168.

          (3)  Share warrant issued for service

               On May 1, 2006, the Company issued 100,000 warrants at $1.47 per share to Mr. Peter Shandro, the VP Business Strategy of the Company, in association with the planning and execution of the on-line ecommerce initiative of the Company. Compensation expense of $94,775 was recorded with the issuance of these warrants.

10.  CHINA CONTRIBUTION PLAN

     Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $21,887 and $53,457, for the period ended September 30, 2009 and the year ended June 30, 2009, respectively.

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

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


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

                                Xinhua China Ltd.
                   Notes to Consolidated Financial Statements
                  For the three months ended September 30, 2009
                             (Stated in US Dollars)


13.  CONCENTRATION OF RISK

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

14.  COMMITMENT AND CONTINGENCIES

     The Company leases an office premise under a non-cancelable operating lease for a term of three years from January 1, 2009 to December 31, 2011. The cost incurred under this operating lease is recorded as rental expense and totaled $ 17,567 and $65,944 for the period ended September 30, 2009 and year ended June 30, 2009, respectively. Future minimum rental payments due according to the operating lease until termination at December 31, 2011 are:

                  Within one year                    $   52,713
                  Within year two until termination     105,418
                                                     __________
                                                     $  158,131
                                                     ==========

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

     The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

     Basic and diluted net loss per share calculation:

                                       September 30, 2009     September 30, 2008
                                       __________________     __________________
     (a). Numerator:

          Net loss used in computing
          basic net loss per share            233,924                124,153

     (b). Denominator:

          Weighted-average ordinary
          shares outstanding              496,259,226            111,928,254

          Basic and diluted net loss
          per share                           $0.0004                $0.0010


     For the period ended September 30, 2009 and 2008 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

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

As of the date of this Quarterly Report, we hold of record 10,000,000 shares of common stock at $1.00 par value, which constitutes 100% of the total issued and outstanding shares of Pac-Poly. Therefore, Pac-Poly is our wholly-owned subsidiary. Pac-Poly is an investment holding company.

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

As of the date of this Quarterly Report, we hold of record 1,250,000 shares of common stock at $1.00 par value, which constitutes 100% of the total issued and outstanding shares of Beijing Joannes. Therefore, Beijing Joannes is our wholly-owned subsidiary.

RECENT BUSINESS OPERATIONS

We are a company establishing ourselves as a leader in the digital media industry. We have refocused our strategic business operation plans to maximize our strategic position in the publishing industry. We believe that we will be able to establish ourselves as a leader in the digital media industry. In accordance with our refocused strategic plan, we intend to enter into certain contractual relationships.

We are subject to many risks and there is no assurance of success in our plans.

RESULTS OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the three month period ended September 30, 2009 and 2008, which financial statements are included elsewhere in this Quarterly Report.

                                          FOR THREE MONTH      FOR THREE MONTH
                                            PERIOD ENDED         PERIOD ENDED
                                         SEPTEMBER 30, 2009   SEPTEMBER 30, 2008
                                            (UNAUDITED)          (UNAUDITED)
________________________________________________________________________________

REVENUE
   Net revenue                                     -0-                  -0-
   Cost of Sales                                   -0-                  -0-

GROSS PROFIT                                       -0-                  -0-

OPERATING EXPENSES
   Selling, general and administrative
   expenses                                  $ 129,019            $ 226,867

OPERATING INCOME (LOSS)                       (129,019)            (226,867)

OTHER INCOME (EXPENSES)
   Other income                                    -0-              179,621
   Interest income                                   8                   26
   Gain on disposal of Beijing BoHeng              -0-               73,427
   Interest expense                            104,913              150,360

NET LOSS                                      (233,924)            (124,153)

RESULTS OF OPERATION

FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008.

         REVENUES AND GROSS MARGIN AND COST OF SALES

We had net sales of $-0- for both three month periods ended September 30, 2009 and September 30, 2009.

         OPERATING EXPENSES

Our total operating expenses were $129,019 for the three month period ended September 30, 2009 as compared to total operating expenses of $226,867 for the three month period ended September 30, 2008. The decrease in operating expenses during the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008 was due to a decrease in a variety of expenditures relating to our restructuring efforts and decreased scope and scale of business operations. During the three month period ended September 30, 2009, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $16,783 (2008: $19,901); (ii) office expenses of $1,664 (2008: $1,854); (iii) salaries and benefits of $51,900 (2008: $24,992); (iv)
management fees of $30,000 (2008: $150,000);  (v) vehicle expense of $187 (2008:
$2,097); and (vii) other expenses of $28,485 (2008: $28,023).

         INTEREST EXPENSE

We incurred $104,913 in interest expense during the three month period ended September 30, 2009 as compared to $150,360 incurred as interest expense during the three month period ended September 30, 2008. Interest expense of $104,913 incurred during the three month period ended September 30, 2009 consisted of:
(i) $-0- (2008: $13,768) in interest expense from the amortization of note receivable; (ii) $104,708 (2008: $111,725) imputed interest charged on loans from related parties.

         IMPAIRMENT LOSS ON BOHENG INVESTMENT/OTHER INCOME

As a result of the termination by the purchaser of the acquisition of Beijing Boheng Investments and Management Co., Ltd., we repossessed Boheng as our 95% interest subsidiary on August 25, 2008 at a value of $1,625,000, which was equal to the unpaid purchase price due by the purchaser. After the repossession of Boheng, we conducted an evaluation of our carrying value and determined that an impairment loss in the amount of $1,625,000 was incurred although Boheng still owns a 7.98% equity interest in Xinhua C&D. This impairment loss was accordingly reflected in the income statement for fiscal year ended December 31, 2008. Thus, $73,427 was recorded during the three month period ended September 30, 2008.

During the three month period ended September 30, 2008, we also recorded $179,621 in other income.

Therefore, our net loss during the three month period ended September 30, 2009 was ($233,924) compared to a net loss of ($124,153) incurred during the three month period ended September 30, 2008. The increase in net loss during the three month period ended September 30, 2009 was due primarily to the recording during the three month period ended September 30, 2008 of a gain of $73,427 on disposal of the Boheng Investment and of $179,621 in other income.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the three month period ended September 30, 2009, our current assets were $310,892 and our current liabilities were $2,204,769, resulting in a working capital deficit of $1,893,877. As at the three month period ended September 30, 2009, current assets were comprised of: (i) $12,086 in cash and cash equivalents; (ii) $74,176 in net accounts receivable; and (iii) $224,630 in other receivables and prepayments. As at the three month period ended September 30, 2009, our current liabilities were comprised of: (i) $725,294 in accounts payable and accrued liabilities; and (ii) $1,479,475 in current portion of loans payable. See " - Material Commitments."

As at the three month period ended September 30, 2009, our total assets were $362,242 comprised of: (i) $310,892 in current assets; and (ii) $51,350 in net property, plant and equipment. The decrease in total assets during the three month period ended September 30, 2009 from fiscal year ended June 30, 2009 was primarily due to the decrease in cash.

As at the three month period ended September 30, 2009, our total liabilities were $9,341,485 comprised of: (i) $2,204,769 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $6,078,455 in loans from shareholders. The slight increase in total liabilities during the three month period ended September 30, 2009 from fiscal year ended June 30, 2009 was primarily due to the increase in loans from shareholders.

Stockholders'   deficit  increased  from  ($8,848,570)  for  June  30,  2009  to
($8,979,243) for September 30, 2009.

         OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2009, net cash flow used in operating activities was ($166,883) compared to net cash used operating activities of ($181,227) during the three month period ended September 30, 2008. Net cash flow from operating activities during the three month period ended September 30, 2009 consisted primarily of a net loss of ($233,924) adjusted by $3,856 in depreciation and $104,708 in imputed interest expense. Further changes in assets and liabilities consisted of a decrease of $41,523.

Net cash flow from operating activities during the three month period ended September 30, 2008 consisted primarily of a net loss of ($124,153) adjusted by $5,632 in depreciation, $111,725 in imputed interest expense and $13,768 in amortization of deferred imputed interest from note receivable. Further changes in assets and liabilities consisted of a decrease of $337,652 in accounts receivable and an increase of $812 in other receivables and prepayments, $506,684 in accounts payable and accrued liabilities and $18,355 in deferred revenue.

         INVESTING ACTIVITIES

During the three month period ended September 30, 2009, net cash flow used in investing activities was $-0- compared to net cash flow sourced from investing activities of ($396) for the three month period ended September 30, 2008. Net cash flow used in investing activities during the three month period ended September 30, 2008 was primarily the result of $1,625,000 as proceeds from note receivable - Boheng Investment which was offset by $1,625,000 as the impairment loss of the Boheng Investment and a further $396 as purchase of plant and equipment.

         FINANCING ACTIVITIES

During the three month period ended September 30, 2009, net cash flow provided by financing activities was $133,236 compared to net cash flow provided by financing activities of $137,176 for the three month period ended September 30, 2008. Net cash flow provided from financing activities during the three month period ended September 30, 2009 pertained primarily to $133,236 received as loan from shareholders, $96 in stock issued to Highgate on debt conversion and $11,340 as additional paid-in capital, which was offset by $11,436 in repayment of loan to Highgate.

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
                              ==========         =========

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During fiscal year ended June 30, 2009 and the three month period ended September 30, 2009, Cornell and Highgate converted an aggregate of 266,655,668 and 15,620,252 shares, respectively, against the outstanding amount at a total conversion price of $144,532 and $18,699, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2009/10, a material commitment for us relates to the loans from shareholders. The outstanding amount of $6,078,455 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal year ended June 30, 2009, we calculated imputed interest expense of $342,847 in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. For the three month period ended September 30, 2009, we calculated imputed interest expense of $91,916 in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders' loan at a total conversion price of $12,500.

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

As of September 30, 2009, the end of our first quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Quarterly Report.

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

During the three month period ended September 30, 2009 and fiscal year ended June 30, 2009, an aggregate of 15,620,252 and 266,655,667 shares, respectively, of our common stock were issued pursuant to conversion of the debt at a total conversion price of $18,699 and $144,532.

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


                               XINHUA CHINA LTD.


Dated: November 13, 2009

                               By: /s/ XIANPING WANG
                                   _________________________________________
                                       Xianping Wang
                                       President/Chief Executive Officer


Dated: November 13, 2009


                               By: /s/ XIANPING WANG
                                   _________________________________________
                                       Xianping Wang
                                       Acting as Interim Chief Financial Officer