Form 10-Q
period 2009-12-31
XINHUA CHINA LTD
filed 2010-02-22
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the six month period ended December 31, 2009

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

Indicate the number of shares  outstanding   Outstanding as of February 15, 2010
of each of the issuer's classes of common stock, as of the most practicable date:

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS













                                XINHUA CHINA LTD.

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DECMEBER 31, 2009 AND JUNE 30, 2009

                             (STATED IN US DOLLARS)

              XINHUA CHINA LTD.



CONTENTS                                                                   PAGES

Report of Registered Independent Public Accounting Firm                        1


Unaudited Consolidated Balance Sheet                                       2 - 3


Unaudited Consolidated Statement of Income                                     4

Unaudited Consolidated Statement of Stockholders' Equity                       5

Unaudited Consolidated Statement of Cash Flows                                 6

Notes to the Unaudited Consolidated Financial Statements                  7 - 20

Board of Directors and Stockholders
Xinhua China Ltd.


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


We have reviewed the accompanying interim consolidated Balance Sheets of Xinhua China Ltd. ("the Company") as of December 31, 2009 and June 30, 2009, and the related statements of income, stockholders' equity, and cash flows for the three-months and six months ended December 31, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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







South San Francisco, California                        Samuel H. Wong & Co., LLP
February 3, 2010                                    Certified Public Accountants



                                XINHUA CHINA LTD.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2009 AND JUNE 30, 2009
                             (STATED IN US DOLLARS)


                                                                                                              (AUDITED)
                                                          NOTES                 DECEMBER 31, 2009           JUNE 30, 2009
                                                                                _________________           _____________

ASSETS
        CURRENT ASSETS
          Cash and Cash Equivalents                        3D                       $    730,345             $    45,769
          Accounts Receivable, NET                         3E                             86,125                  74,228
          Other Receivables and Prepayments                 4                            224,657                 224,535
                                                                                _________________           _____________
             Total Current Assets                                                      1,041,127                 344,532

        LONG-TERM ASSETS
          Property, Plant & Equipment, NET                3F,5                            66,992                  55,156
                                                                                _________________           _____________
             Total Long-term Assets                                                       66,992                  55,156

                                                                                _________________           _____________
             Total Assets                                                           $  1,108,119             $   399,688
                                                                                =================           =============

LIABILITIES & STOCKHOLDERS' EQUITY

        LIABILITIES
          CURRENT LIABILITIES
          Accounts Payable and Accrued Liabilities          6                       $    487,353             $   754,025
          Current portion of Loans Payable                  7                          1,479,475               1,490,911
                                                                                _________________           _____________
             Total Current Liabilities                                                 1,966,828               2,244,936

          LONG-TERM LIABILITIES
          Loans Payable                                     7                          1,058,261               1,058,261
          Loans from Shareholders                           8                          7,243,452               5,945,061
                                                                                _________________           _____________
             Total Long-term Liabilities                                               8,301,713               7,003,322

                                                                                _________________           _____________
             Total Liabilities                                                      $ 10,268,541             $ 9,248,258
                                                                                =================           =============


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT




                                XINHUA CHINA LTD.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2009 AND JUNE 30, 2009
                             (STATED IN US DOLLARS)


                                                                                                              (AUDITED)
                                                          NOTES                 DECEMBER 31, 2009           JUNE 30, 2009
                                                                                _________________           _____________


STOCKHOLDERS' EQUITY

  Common  Stock  $0.00001  Par  Value   500,000,000
     Shares     Authorized;     499,911,400     and
     490,311,400  shares issued and  outstanding at
     December   31,   2009  and   June  30,   2009,
     accordingly.                                          10                             4,999                  4,903
  Additional Paid-In Capital                                                         11,613,939             11,399,960
  Accumulated Other Comprehensive
     Income                                                                              38,431                 38,756
  Accumulated Deficit                                                              (20,817,791)           (20,292,189)
                                                                                _________________           _____________
      Total Stockholders' (Deficit)/Equity                                          (9,160,422)            (8,848,570)

                                                                                _________________           _____________
  Total Liabilities & Stockholders' Equity                                        $   1,108,119             $  399,688
                                                                                =================           =============









   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT




                                XINHUA CHINA LTD.
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
                             (STATED IN US DOLLARS)


                                                    NOTE            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       DECEMBER 31,                          DECEMBER 31,
                                                             ________________________________      ________________________________

                                                                 2009               2008               2009               2008
                                                             _____________      _____________      _____________      _____________

REVENUE
      Revenue, NET                                   3H      $           -      $           -      $           -      $           -
      Cost of Sales, NET                             3I                  -                  -                  -                  -
                                                             _____________      _____________      _____________      _____________

         Gross Profit                                                    -                  -                  -                  -

OPERATING EXPENSES
      Selling, General, and Administrative
      Expenses                                                     167,374            110,942            296,393            337,808
                                                             _____________      _____________      _____________      _____________

         Total Operating Expense                                   167,374            110,942            296,393            337,808

                                                             _____________      _____________      _____________      _____________

      Operating Income/(Loss)                                     (167,374)          (110,942)          (296,393)          (337,808)
                                                             _____________      _____________      _____________      _____________

OTHER INCOME (EXPENSES)
      Other Income                                                       -                  -                  -            179,621
      Interest Income                                                   24                  5                 40                  -
      Gain on disposal of Beijing BoHeng                                 -                  -                  -             73,427
      Interest Expense                                            (124,328)          (100,137)          (229,249)          (250,466)
      Impairment Loss on Boheng investment                               -         (1,625,000)                 -         (1,625,000)
                                                             _____________      _____________      _____________      _____________

         Loss before minority interest and income tax              (291678)        (1,836,074)          (525,602)        (1,960,227)


Loss before Income Tax                                            (291,678)        (1,836,074)          (525,602)        (1,960,227)

Income Tax                                          3M,14                -                  -                  -                  -

                                                             _____________      _____________      _____________      _____________

Net Loss                                                     $    (291,678)     $  (1,836,074)     $    (525,602)     $  (1,960,227)
                                                             ==============    ===============    ===============    ===============


Basic & Diluted Earnings Per Share                  3N,17           (0.001)            (0.013)            (0.001)            (0.014)

Weighted Average Shares Outstanding                            499,911,399        142,941,399        498,095,183        142,941,399


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT



                                XINHUA CHINA LTD.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)

                                                        ADDITIONAL                       OTHER
                                  NUMBER OF    COMMON    PAID IN     COMPREHENSIVE   COMPREHENSIVE   ACCUMULATED
                                   SHARES      STOCK     CAPITAL     INCOME(LOSS)    INCOME(LOSS)      DEFICIT       TOTAL
                                 ___________   ______   __________   _____________   _____________   ___________   __________

Balance, July 1, 2008             98,655,733      987   10,903,997     (17,750,304)         38,149   (17,788,454)  (6,845,321)
Additional Paid-in Capital                 -        -      109,444               -               -             -      109,444
Imputed interest on interest
   free advances from related
   party                                   -        -      386,519               -               -             -      386,519
Issuance of shares to Highgate   266,655,667    2,666            -               -               -             -        2,666
Issuance of shares to Xianping
   Wang                          125,000,000    1,250            -               -               -             -        1,250
Foreign Currency translation               -        -            -             607             607             -          607
Net Loss for year                          -        -            -      (2,503,735)              -    (2,503,735)  (2,503,735)
                                 ___________   ______   __________   _____________   _____________   ___________   __________

Balance, June 30, 2009           490,311,400    4,903   11,399,960     (20,253,432)         38,756   (20,292,189)  (8,848,570)
                                 ============  ======   ==========   =============   =============   ===========   ==========


Balance, July 1, 2009            490,311,400    4,903   11,399,960     (20,253,432)         38,756   (20,292,189)  (8,848,570)
Additional Paid-in Capital                 -        -       11,339               -               -             -       11,339
Imputed interest on interest
   free advances from related
   party                                   -        -      202,640               -               -             -      202,640
Issuance of shares to Highgate     9,600,000       96            -               -               -             -           96
Foreign Currency translation               -        -            -            (325)           (325)            -         (325)
Net Loss for quarter                       -        -            -        (525,602)              -      (525,602)    (525,602)
                                 ___________   ______   __________   _____________   _____________   ___________   __________

Balance, December 31, 2009       499,911,400    4,999   11,613,939     (20,799,359)         38,431   (20,817,791)  (9,160,422)
                                 ============  ======   ==========   =============   =============   ===========   ==========




                                                        DECEMBER 31, 2009     JUNE 30, 2009
                                                        _________________     _____________

            COMPREHENSIVE INCOME(LOSS)

            Net Loss                                       $ (525,602)        $  (2,503,735)

            OTHER COMPREHENSIVE INCOME

            Foreign Currency Translation Adjustment              (325)                  607
                                                           __________         _____________

            Total Comprehensive Income                     $ (525,927)        $  (2,503,128)
                                                           __________         _____________


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT


                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      DECEMBER 31,                    DECEMBER 31,
                                                               ___________________________     ___________________________

                                                                  2009            2008            2009            2008
                                                               ___________     ___________     ___________     ___________

CASH FLOW FROM OPERATING ACTIVITIES:
       Net (Loss)                                              $  (291,678)    $(1,836,074)    $  (525,602)    $(1,960,227)
       Adjustments to reconcile net earnings(loss) to net
       cash used in operating activities:
            Depreciation                                             5,593           5,394           9,462          10,629
            Imputed interest expense                               123,620         100,137         228,328         211,862
            Amortization of deferred imputed interest from               -               -               -          13,768
            note receivable

       CHANGES IN ASSETS AND LIABILITIES:
            Decrease/(Increase) Accounts receivable                (11,950)          4,464         (11,897)        342,116
            Decrease/(Increase) Other receivables and                    -               -               -            (812)
            prepayments
            Decrease/(Increase) Accounts Payable and              (250,837)         16,831        (292,360)       (489,853)
            accrued liabilities
            Decrease/(Increase) in Deferred Revenue                      -               -               -         (18,355)
                                                               ___________     ___________     ___________     ___________

       Cash Sourced/(Used) in Operating Activities                (425,252)     (1,709,248)       (592,069)     (1,890,872)
                                                               ___________     ___________     ___________     ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
       Loss on impairment of asset                                       -       1,625,000               -       1,625,000
       Purchase of leasehold improvements                          (21,235)              -         (21,235)              -
       Investment in subsidiary - Boheng                                 -               -               -               -
                                                               ___________     ___________     ___________     ___________

       Cash Used/(Sourced) in Investing Activities                 (21,235)      1,625,000         (21,235)      1,625,000
                                                               ___________     ___________     ___________     ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
       Stock Issue to Highgate on debt conversion                        -               -              96             502
       Repayment of Loan to Highgate                                     -               -         (11,436)        (44,174)
       Loans from shareholders                                   1,164,950          71,533       1,298,344         272,404
       Additional Paid-in Capital                                        -               -          11,340               -
                                                               ___________     ___________     ___________     ___________

       Cash Sourced/(Used) in Financing Activities               1,164,950          71,533       1,298,344         228,732

                                                               ___________     ___________     ___________     ___________
       NET INCREASE/(DECREASE) IN CASH & CASH
       EQUIVALENTS FOR THE PERIOD                                  718,463         (12,969)        685,040         (36,918)


EFFECT OF CURRENCY TRANSLATION                                        (204)            274            (464)            211

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                      12,086          14,783          45,769          38,733

                                                               ___________     ___________     ___________     ___________

CASH & CASH EQUIVALENTS AT END OF PERIOD                       $   730,345     $     1,814     $   730,345     $     1,814
                                                               ===========     ===========     ===========     ===========

Cash paid for interest expenses                                $         -     $         -     $         -     $         -


   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT


                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


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

         Details of the Company's subsidiaries as of December 31, 2009 are described below:


         ________________________________________________________________________________________________________________
                                                PLACE OF
                                              INCORPORATION                                 PARTICULARS OF      EFFECTIVE
                                               AND KIND OF         PRINCIPAL ACTIVITIES    ISSUED/REGISTERED     INTEREST
                      NAME                    LEGAL ENTITY        AND PLACE OF OPERATION     SHARE CAPITAL         HELD
         ________________________________________________________________________________________________________________
                                                                        Sales and
         Beijing Joannes Information       PRC, a company with       distribution of       Registered capital
         Technology Co., Ltd.               limited liability           books, PRC            US$1,250,000         100%
         ________________________________________________________________________________________________________________

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

         As of December 31, 2009, the Company had no working capital but current liabilities exceeding current assets by $925,701 and an accumulated deficit of $20,817,790 because the Company continued to incur losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


         (F.)     PROPERTY, PLANT, AND EQUIPMENT, NET

                  Property, plant, and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

                  ASSET CLASSIFICATION             DEPRECIABLE LIFE
                  _______________________          ________________

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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


                  Shipping and handling fees billed to customers are included in sales. Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations. EITF No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the period ended December 31, 2009, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

         (K.)     ADVERTISING EXPENSES

                  The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "REPORTING FOR ADVERTISING COSTS". For the period ended December 31, 2009, advertising expenses amount to zero.

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

         (M.)     INCOME TAXES

                  The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


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

                  In  respect  of  the  Company's   subsidiaries  domiciled  and
                  operated in China:

                  o Beijing Joannes Information Technology Co., Ltd. is located in the PRC and Pac-Poly Investment Ltd. is located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

                                                    COUNTRY OF
                              SUBSIDIARY             DOMICILE      TAX RATE
                     ______________________________________________________

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

                  o The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of:

                                            TAXABLE INCOME

                     RATE     OVER            BUT NOT OVER       OF AMOUNT OVER
                     __________________________________________________________

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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


                  Based on the consolidated net income for the period ended December 31, 2009, the Company shall not be subject to income tax.

         (N.)     LOSS PER SHARE

                  The Company calculates loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 and 490,311,400 of common stock at December 31, 2009 and June 30, 2009, respectively, are anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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


                  EXCHANGE RATES                DECEMBER 31,     JUNE 30,     DECEMBER 31,
                                                    2009           2009          2008
                                                __________________________________________
                  Period/year end RMB : US$
                     exchange rate                 6.8282         6.8319         6.8542
                  Average period/year RMB:
                     US$ exchange rate             6.8293         6.8355         6.8531



         (P.)     FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying value of the Company's financial instruments, which include cash and cash equivalents, accounts receivables, other payable and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


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


4.       OTHER RECEIVABLES AND PREPAYMENT

                           DECEMBER 31, 2009       JUNE 30, 2009
                           _________________       _____________

         Prepayments       $         224,657       $     224,535
                           =================       =============

         The carrying amounts of prepayments approximate their fair value.

5.       PROPERTY, PLANT, AND EQUIPMENT, NET

         Property, plant, and equipment consist of the following:

                                            DECEMBER 31, 2009     JUNE 30, 2009
                                            _________________     _____________

         Equipment and machinery                $  53,447           $  53,418
         Motor vehicles                            47,033              47,007
         Leasehold Improvement                     37,550              16,306
                                                _________           _________

                                                  138,030             116,731
         LESS: Accumulated Depreciation           (71,038)            (61,576)
                                                _________           _________

                                                $  66,992           $  55,156
                                                =========           =========

         Depreciation expense for December 31, 2009 and June 30, 2009 were $9,462 and $26,585, respectively.

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities as of December 31, 2009 and June 30, 2009 consists of the following:

                                DECEMBER 31, 2009       JUNE 30, 2009
                                _________________       _____________

         Accounts Payable           $ 487,353             $ 754,025
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



                                                     CONVERSION OF
         PAYMENT DATE             CASH PAYMENT         DEBENTURE
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
                                  ============         =========

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


         The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively. During the period ended December 31, 2009 and year ended June 30, 2009; the debenture holders converted 9,600,000 and 266,655,667 shares against outstanding loan at a total conversion price of $11,436 and $144,532, respectively.

         Loans Payable outstanding as of December 31, 2009 amount to $2,537,736 of which $1,479,475 and $1,058,261 were attributed to current portion and long-term, respectively.

         Loans Payable outstanding as of June 30, 2009 amount to $2,549,172 of which $1,490,911 and $1,058,261 were attributed to current portion and long-term, respectively.

8.       LOANS FROM SHAREHOLDERS

         The total outstanding amount of $7,243,452 represents cash advanced from shareholders of the Company.

         These shareholders' loans are unsecured and not repayable within the next twelve months. For the period ended December 31, 2009, there was $202,640 imputed interest, at 6.00% annum, recorded. For the year ended June 30, 2009, there was $342,847 imputed interest, at 6.00% per annum, recorded.

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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


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

                  (2)   SHARE PURCHASE WARRANT ISSUED FROM CONVERTIBLE DEBENTURE

                        On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants. One share purchase warrant is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010. As of December 31, 2009, 374,911,400
                        shares of common stock have been converted by the convertible debenture holders at an aggregate amount of $533,168.

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

10.      CHINA CONTRIBUTION PLAN

         Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $41,607 and $53,457, for the period ended December 31, 2009 and the year ended June 30, 2009, respectively.

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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


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

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


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

14.      COMMITMENT AND CONTINGENCIES

         The Company currently occupies two office premises under two lease agreements indicated as Lease A and Lease B. Lease A leases an office premise located at Dongcheng District under a non-cancelable operating lease for a term of three years from January 1, 2009 to December 31, 2011. Lease B leases an office premise located at Xuanwu District under a non-cancelable operating lease for a term of two years from November 18, 2009 to November 17, 2011.The cost incurred under these operating leases are recorded as rental expense and totaled $ 41,294 and $65,944 for the period ended December 31, 2009 and year ended June 30, 2009, respectively. Future minimum rental payments due according to the operating leases until date of termination are as followed:

                                                       LEASE A         LEASE B
                                                      _________       ________

              Within one year                         $  35,148       $ 18,453
              Within year two until termination         105,445         52,283
                                                      _________       ________
                                                      $ 140,593       $ 70,736
                                                      =========       ========

15.      NET LOSS PER SHARE

         Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

                                XINHUA CHINA LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009
                             (STATED IN US DOLLARS)


         The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

         Basic and diluted net loss per share calculation:


                                                  DECEMBER 31, 2009     DECEMBER 31, 2008
                                                  _________________     _________________


         (a). Numerator:
                Net loss used in computing               525,602             1,960,227
                basic net loss per share

         (b). Denominator:
                Weighted-average ordinary
                shares outstanding                   498,095,183           142,941,399

         Basic and diluted net loss per share            $ 0.001               $ 0.014


         For the period ended December 31, 2009 and 2008 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

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

         BEIJING JOANNES INFORMATION TECHNOLOGY CO. LT.

On May 9, 2006, we formed Beijing Joannes Information Technology Co. Lt. ("Beijing Joannes"), as our Chinese wholly owned subsidiary, to launch a digital media content initiative. We hold of record 100% of the total issued and outstanding shares of Beijing Joannes. Beijing Joannes was formed for the purpose of launching a digital media content initiative with the web site branded . The business focus is building online communities with connectivity to an ecommerce engine, which allows for the online purchase of e-books, e-audio, and computer games. Hard copies of books can also be purchase through the portal. A unique customer loyalty program and digital redemption or trade-in strategy will be a market differentiator.

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

RESULTS OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the six month period ended December 31, 2009 and 2008, which financial statements are included elsewhere in this Quarterly Report.



__________________________________________________________________________________________________________________________________
                                                          FOR SIX MONTH PERIOD ENDED             FOR SIX MONTH PERIOD ENDED
                                                                DECEMBER 31, 2009                      DECEMBER 31, 2008
                                                                  (UNAUDITED)                             (UNAUDITED)
__________________________________________________________________________________________________________________________________
REVENUE
__________________________________________________________________________________________________________________________________
   Net revenue                                                        -0-                                    -0-
__________________________________________________________________________________________________________________________________
   Cost of Sales                                                      -0-                                    -0-
__________________________________________________________________________________________________________________________________
GROSS PROFIT                                                          -0-                                    -0-
__________________________________________________________________________________________________________________________________

__________________________________________________________________________________________________________________________________
OPERATING EXPENSES
__________________________________________________________________________________________________________________________________
   Selling, general and administrative expenses                    $296,393                               $337,808
__________________________________________________________________________________________________________________________________
OPERATING INCOME (LOSS)                                            (296,393)                              (337,808)
__________________________________________________________________________________________________________________________________

__________________________________________________________________________________________________________________________________
OTHER INCOME (EXPENSES)
__________________________________________________________________________________________________________________________________
   Other income                                                       -0-                                    -0-
__________________________________________________________________________________________________________________________________
   Interest income                                                    40                                     -0-
__________________________________________________________________________________________________________________________________
   Gain on disposal of Beijing BoHeng                                 -0-                                  73,427
__________________________________________________________________________________________________________________________________
   Interest expense                                                (229,249)                              (250,466)
__________________________________________________________________________________________________________________________________
   Impairment loss on Boheng                                          -0-                                (1,625,000)
__________________________________________________________________________________________________________________________________
NET LOSS                                                           (525,602)                             (1,960,227)
__________________________________________________________________________________________________________________________________


RESULTS OF OPERATION

FOR SIX MONTH PERIOD ENDED DECEMBER 31, 2009 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 2008.

         REVENUES AND GROSS MARGIN AND COST OF SALES

We had net sales of $-0- for both six month periods ended December 31, 2009 and December 31, 2008.

         OPERATING EXPENSES

Our total operating expenses were $296,393 for the six month period ended December 31, 2009 as compared to total operating expenses of $337,808 for the six month period ended December 31, 2008. The decrease in operating expenses during the six month period ended December 31, 2009 as compared to the six month period ended December 31, 2008 was due to a decrease in a variety of expenditures relating to our restructuring efforts and decreased scope and scale of business operations. During the six month period ended December 31, 2009, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $12,286 (2008: $38,959); (ii) office expenses of $4,778 (2008: $4,868); (iii) salaries and benefits of $124,793 (2008: $220,052); (iv)
management  fees of $-0-  (2008:  $-0-);  (v) vehicle  expense of $9,051  (2008:
$333); and (vii) other expenses of $145,485 (2008: $73,596).

Selling, general and administrative expenses primarily decreased based on a reorganization of our subsidiaries and personnel following the move to relocate our office.

         INTEREST EXPENSE

We incurred $229,249 in interest expense during the six month period ended December 31, 2009 as compared to $250,466 incurred as interest expense during the six month period ended December 31, 2008. Interest expense of $229,249 incurred during the six month period ended December 31, 2009 consisted of: (i) $-0- (2009: $55,072) in interest expense from the amortization of note receivable; and (ii) $229,249 (2008: $195,394) imputed interest charged on loans from related parties.

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

During the six month period ended December 31, 2008, we also recorded $179,621 in other income.

Therefore, our net loss during the six month period ended December 31, 2009 was ($525,602) compared to a net loss of ($1,960,227) incurred during the six month period ended December 31, 2008. The decrease in net loss during the six month period ended December 31, 2009 was due primarily to the recording during the six month period ended December 31, 2008 of the impairment loss on Boheng of $1,625,000 (2009: $-0-), which comprised a substantial portion of the net loss incurred during the six month period ended December 31, 2008.

FOR THREE MONTH PERIOD ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTH PERIOD ENDED DECEMBER 31, 2008.

         REVENUES AND GROSS MARGIN AND COST OF SALES

We had net sales of $-0- for both three month periods ended December 31, 2009 and December 31, 2008.

         OPERATING EXPENSES

Our total operating expenses were $167,374 for the three month period ended December 31, 2009 as compared to total operating expenses of $110,942 for the six month period ended December 31, 2008. The increase in operating expenses during the three month period ended December 31, 2009 as compared to the three month period ended December 31, 2008 was due to an increase in a variety of expenditures relating to our restructuring efforts. During the three month period ended December 31, 2009, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $3,500 (2008: $26,959); (ii) office expenses of $3,115 (2008: $2,544); (iii) salaries and benefits of $62,700 (2008: $50,326); (iv) management fees of $-0- (2008: $-0-); (v) vehicle expense of $5,531 (2008: $253); and (vii) other expenses of $92,528 (2008: $30,860).

         INTEREST EXPENSE

We incurred $124,328 in interest expense during the three month period ended December 31, 2009 as compared to $100,137 incurred as interest expense during the six month period ended December 31, 2008. Interest expense of $124,328 incurred during the three month period ended December 31, 2009 consisted of $124,328 (2008: $100,137) imputed interest charged on loans from related parties.

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

Therefore, our net loss during the three month period ended December 31, 2009 was ($291,678) compared to a net loss of ($1,836,074) incurred during the three month period ended December 31, 2008. The decrease in net loss during the three month period ended December 31, 2009 was due primarily to the recording during the three month period ended December 31, 2008 of the impairment loss on Boheng of $1,625,000 (2009: $-0-), which comprised a substantial portion of the net loss incurred during the six month period ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED DECEMBER 31, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the six month period ended December 31, 2009, our current assets were $1,041,127 and our current liabilities were $1,966,828, resulting in a working capital deficit of $858,709. As at the six month period ended December 31, 2009, current assets were comprised of: (i) $730,345 in cash and cash equivalents;
(ii) $86,125 in net accounts receivable; and (iii) $224,657 in other receivables and prepayments. As at the six month period ended December 31, 2009, our current liabilities were comprised of: (i) $487,353 in accounts payable and accrued liabilities; and (ii) $1,479,475 in current portion of loans payable. See " - Material Commitments."

As at the six month period ended December 31, 2009, our total assets were $1,108,119 comprised of: (i) $1,041,127 in current assets; and (ii) $66,992 in net property, plant and equipment. The increase in total assets during the six month period ended December 31, 2009 from fiscal year ended September 30, 2009 was primarily due to an increase in cash.

As at the six month period ended December 31, 2009, our total liabilities were $10,268,541 comprised of: (i) $1,966,828 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $7,243,713 in loans from shareholders. The slight increase in total liabilities during the six month period ended December 30, 2009 from fiscal year ended June 30, 2009 was primarily due to the increase in loans from shareholders.

Stockholders'   deficit  increased  from  ($8,848,570)  for  June  30,  2009  to
($9,160,422) for December 31, 2009.

         OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2009, net cash flow used in operating activities was ($592,069) compared to net cash used operating activities of ($1,890,872) during the six month period ended December 31, 2008. Net cash flow from operating activities during the six month period ended December 31, 2009 consisted primarily of a net loss of ($525,602) adjusted by $9,462 in depreciation and $228,328 in imputed interest expense. Further changes in assets and liabilities consisted of an increase of $11,897 in accounts receivable and $292,360 in accounts payable and accrued liabilities.

Net cash flow from operating activities during the six month period ended December 31, 2008 consisted primarily of a net loss of ($1,960,227) adjusted by $10,629 in depreciation, $211,862 in imputed interest expense and $13,768 in amortization of deferred imputed interest from note receivable. Further changes in assets and liabilities consisted of a decrease of $342,116 in accounts receivable and an increase of $812 in other receivables and prepayments, $489,853 in accounts payable and accrued liabilities and $18,355 in deferred revenue.

         INVESTING ACTIVITIES

During the six month period ended December 31, 2009, net cash flow used in investing activities was ($21,235) compared to net cash flow sourced from investing activities of $1,625,000 in loss on impairment of asset for the six month period ended December 31, 2008.

         FINANCING ACTIVITIES

During the six month period ended December 31, 2009, net cash flow provided by financing activities was $685,040 compared to net cash flow provided by financing activities of $228,732 for the six month period ended December 31, 2008. Net cash flow provided from financing activities during the six month period ended December 31, 2009 pertained primarily to $1,298,344 received as loan from shareholders compared to $272,404 received as loan from shareholders during the six month period ended December 31, 2008.

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

The payment plan under the Forbearance and Settlement Agreement is as follows:

                                                               CONVERSION OF
           PAYMENT DATE                CASH PAYMENT              DEBENTURE
         _________________        _______________________  ____________________
         March 10, 2007           $              250,000                250,000
         June 30, 2007                           375,000                375,000
         October 31, 2007                        375,000                375,000
         January 31, 2008                        250,000                250,000
         July 31, 2008                           625,000                625,000
                                  _______________________  ____________________

                                  $            1,875,000              1,875,000
                                  =======================  =====================


As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During fiscal year ended June 30, 2009 and the six month period ended December 31, 2009, Cornell and Highgate converted an aggregate of 9,600,000 and 266,655,667 shares, respectively, against the outstanding amount at a total conversion price of $11,436 and $144,532, respectively. Loan payable outstanding as of December 31, 2009 aggregated $2,537,736 of which $1,479,475 and $1,058,261 were attributed to current portion and long-term portion, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2009/10, a material commitment for us relates to the loans from shareholders. The outstanding amount of $7,243,452 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal year ended June 30, 2009, we calculated imputed interest expense of $342,847 in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. For the six month period ended December 31, 2009, we calculated imputed interest expense of

$202,640 in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders' loan at a total conversion price of $12,500.

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

As of December 31, 2009, the end of our second quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Quarterly Report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2010. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

The payment plan under the Forbearance and Settlement Agreement is as follows:

                                                             CONVERSION OF
         PAYMENT DATE                CASH PAYMENT              DEBENTURE
         _________________       _______________________   ____________________
         March 10, 2007          $              250,000                250,000
         June 30, 2007                          375,000                375,000
         October 31, 2007                       375,000                375,000
         January 31, 2008                       250,000                250,000
         July 31, 2008                          625,000                625,000
                                 _______________________   ____________________

                                 $            1,875,000              1,875,000
                                 =======================   ====================

As of March 31, 2008, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares of our common stock on March 1, 2007 and 125,000 shares on April 18, 2007, respectively, pursuant to exercise rights. The scheduled payments of $375,000 due on September 30, 2007 and October 31, 2007, respectively, were not paid as of March 31, 2008.

During the six month period ended December 31, 2009 and fiscal year ended June 30, 2009, an aggregate of 9,600,000 and 266,655,667 shares, respectively, of our common stock were issued pursuant to conversion of the debt at a total conversion price of $11,436 and $144,532.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6, EXHIBITS

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


                                        XINHUA CHINA LTD.


Dated: February 22, 2010                By: /s/ XIANPING WANG
                                        _______________________________________
                                        Xianping Wang, President/Chief
                                        Executive Officer



Dated: February 22, 2010                By: /s/ XIANPING WANG
                                        _______________________________________
                                        Xianping Wang, Acting as Interim Chief
                                        Financial Officer