Form 10-Q
period 2010-03-31
XINHUA CHINA LTD
filed 2010-05-17
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the six month period ended March 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission file number: 000-33195

XINHUA CHINA LTD. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0437644 (I.R.S. Employer Identification No.)

B-26F, Oriental Kenzo Dongcheng District Beijing 100027 People’s Republic of China (Address of principal executive offices)

86-10-64168816 or 86-10-64168916 (Issuer’s telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of May 17, 2010
Common Stock $0.00001 par value	499,911,400

XINHUA CHINA LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Discloses About Market Risk

Item 4.	Controls and Procedures

Item 4T.	Controls and Procedures

.	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

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

Available Information

Xinhua China Ltd. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Quarterly Report on Form 10-Q that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XINHUA CHINA LTD.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND JUNE 30, 2009

(Stated in US Dollars)

XINHUA CHINA LTD.

Board of Directors and Stockholders
Xinhua China Ltd.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Xinhua China Ltd. (“the Company”) as of March 31, 2010 and June 30, 2009, and the related statements of income, stockholders’ equity, and cash flows for the three-months and nine-months ended March 31, 2010 and 2009.  These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California                                                                                                Samuel H. Wong & Co., LLP
April 23, 2010                                                                                                                               Certified Public Accountants

Xinhua China Ltd.
Unaudited Consolidated Balance Sheets
As of March 31, 2010 and June 30, 2009
(Stated in US Dollars)

			(Audited)
	Notes	March 31, 2009	June 30, 2009
ASSETS
Current Assets
Cash and Cash Equivalents	3D	$ 473,218	$ 45,769
Accounts Receivable, net	3E	73,880	74,228
Other Receivables and Prepayments	4	227,795	224,535
Total Current Assets		774,893	344,532

Long-term Assets
Property, Plant & Equipment, net	3F,5	141,011	55,156
Intangible Assets, net	5	39,260	-
Total Long-term Assets		180,271	55,156

Total Assets		$ 955,164	$ 399,688

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	6	$ 497,484	$ 754,025
Current portion of Loans Payable	7	1,479,475	1,490,911
Total Current Liabilities		1,976,959	2,244,936

Long-term Liabilities
Loans Payable	7	1,058,261	1,058,261
Loans from Shareholders	8	7,273,608	5,945,061
Total Long-term Liabilities		8,331,869	7,003,322

Total Liabilities		$ 10,308,828	$ 9,248,258

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Consolidated Balance Sheets
As of March 31, 2010 and June 30, 2009
 (Stated in US Dollars)

			(Audited)
	Note	March 31, 2009	June 30, 2009

Stockholders' Equity

Common Stock $0.00001 Par Value 500,000,000 Shares Authorized; 499,911,400 and 490,311,400 shares issued and outstanding at March 31, 2010 and June 30, 2009, accordingly.	9	4,999	4,903
Additional Paid-In Capital		11,721,535	11,399,960
Accumulated Other Comprehensive Income		38,589	38,756
Accumulated Deficit		(21,118,787)	(20,292,189)
Total Stockholders' (Deficit)/Equity		(9,353,664)	(8,848,570)

Total Liabilities & Stockholders' Equity		$ 955,164	$ 399,688

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Consolidated Statement of Income
For the three and nine months ended March 31, 2010 and 2009
(Stated in US Dollars)

	Note	Three months ended		Nine months ended
		March 31,		March 31,
Revenue		2010	2009	2010	2009

Revenue, net	3H	$-	$-	$-	$-
Cost of Sales, net	3I	-	-	-	-
Gross Profit		-	-	-	-

Operating Expenses

Selling, General, and Administrative Expenses		181,241	145,682	477,634	483,491
Total Operating Expense		181,241	145,682	477,634	483,491

Operating Income/(Loss)		(181,241)	(145,682)	(477,634)	(483,491)

Other Income (Expenses)
Other Income		-	-	-	-
Interest Income		402	7	442	50
Gain on debt restructuring		-	-	-	73,427
Gain from writing off accounts payable		-	-	-	179,621
Interest Expense		(120,156)	(98,971)	(349,406)	(349,380)
Impairment Loss on Boheng investment		-	-	-	(1,625,000)
Loss before minority interest and income tax		(300,995)	(244,646)	(826,598)	(2,204,872)

Loss before Income Tax		(300,995)	(244,646)	(826,598)	(2,204,872)

Income Tax	3M	-	-	-	-

Net Loss		$(300,995)	$(244,646)	$(826,598)	$(2,204,872)

Basic & Diluted Earnings Per Share	3N,17	(0.0006)	(0.0012)	(0.0017)	(0.0110)

Weighted Average Shares Outstanding		499,911,400	199,873,539	499,911,400	199,873,539

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Consolidated Statements of Stockholders’ Equity
For the nine months ended March 31, 2010
(Stated in US Dollars)

			Additional		Other
	Number of	Common	Paid in	Comprehensive	Comprehensive	Accumulated
	Shares	Stock	Capital	Income(Loss)	Income(Loss)	Deficit	Total

Balance, July 1, 2008	98,655,733	987	10,903,997	(17,750,304)	38,149	(17,788,454)	(6,845,321)
Additional Paid-in Capital	-	-	109,444	-	-	-	109,444
Imputed interest on interest free advances from related party	-	-	386,519	-	-	-	386,519
Issuance of shares to Highgate	266,655,667	2,666	-	-	-	-	2,666
Issuance of shares to Xianping Wang	125,000,000	1,250	-	-	-	-	1,250
Foreign Currency translation	-	-	-	607	607	-	607
Net Loss for year	-	-	-	(2,503,735)	-	(2,503,735)	(2,503,735)
Balance, June 30, 2009	490,311,400	4,903	11,399,960	(20,253,432)	38,756	(20,292,189)	(8,848,570)

Balance, July 1, 2009	490,311,400	4,903	11,399,960	(20,253,432)	38,756	(20,292,189)	(8,848,570)
Additional Paid-in Capital on conversion	-	-	11,339	-	-	-	11,339
Imputed interest on interest free advances from related party	-	-	310,236	-	-	-	310,236
Issuance of shares to Highgate	9,600,000	96	-	-	-	-	96
Foreign Currency translation	-	-	-	(167)	(167)	-	(167)
Net Loss for period	-	-	-	(826,598)	-	(826,598)	(826,598)
Balance, March 31, 2010	499,911,400	4,999	11,721,535	(21,080,197)	38,589	(21,118,787)	(9,353,664)

	March 31, 2010	June 30, 2009
Comprehensive Income(Loss)
Net Loss	$ (826,598)	$ (2,503,735)
Other Comprehensive Income
Foreign Currency Translation Adjustment	(167)	607
Total Comprehensive Income	$ (826,765)	$ (2,503,128)

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Consolidated Statements of Cash Flows
For the three and nine months ended March 31, 2010 and 2009
(Stated in US Dollars)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Cash Flow from Operating Activities:
Net (Loss)	$(300,995)	$(244,646)	$(826,598)	$(2,204,873)
Adjustments to reconcile net earnings(loss) to net cash used in operating activities:
Depreciation	8,410	5,527	17,872	16,156
Imputed interest expense	120,076	98,971	348,404	310833
Amortization of deferred imputed interest from note receivable	-	-	-	-

Changes in assets and liabilities:
Decrease/(Increase) Accounts receivable	12,245	(4,351)	348	337,765
Decrease/(Increase) Other receivables and prepayments	(3,139)	-	(3,139)	(812)
Decrease/(Increase) Accounts Payable and accrued liabilities	(2,348)	26,041	(294,709)	(463,812)
Decrease/(Increase) in Deferred Revenue	-	-	-	(18,355)
Cash Sourced/(Used) in Operating Activities	(165,751)	(118,456) 123984	(757,821)	(2,009,328)

Cash Flows from Investing Activities:
Loss on impairment of asset	-	-		1,625,000
Purchase of leasehold improvements	-	-	(21,235)	-
Purchase of plant and equipment	(82,429)	-	(82,429)	-
Purchase of intangible assets	(39,260)	-	(39,260)	-
Cash Used/(Sourced) in Investing Activities	(121,689)	-	(142,924)	1,625,000

Cash Flows from Financing Activities:
Stock Issue to Highgate on debt conversion	-	1,337	96	1,839
Repayment of Loan to Highgate	-	(43,100)	(11,436)	(87,274)
Loans from shareholders	30,000	142,068	1,328,186	414,472
Additional Paid-in Capital	-	41,763	11,340	41,763
Cash Sourced/(Used) in Financing Activities	30,000	142,068	1,328,186	370,800

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(257,440)	23,652	427,449	(13,266)

Effect of Currency Translation	313	41	8	252

Cash & Cash Equivalents at Beginning of Period	730,345	1,814	45,769	38,733

Cash & Cash Equivalents at End of Period	$473,218	$25,466	$473,218	$25,466

Cash paid for interest expenses	$-	$-	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
(Stated in US Dollars)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Xinhua China Ltd. (the “Company”, formerly Camden Mines Limited) was incorporated in the State of Nevada, United States of America, on September 14, 1999.  Until September 2004, the Company was a non-operating shell company and considered as a development stage enterprise since its inception.  Effective from October 12, 2004, the Company changed to its current name.  The Company established an office in Vancouver, Canada; however, this office was closed down in December 2006.  The Company established its principal executive office at B26-F, Oriental Kenzo, No. 48 Dongzhimenwai Street, Dongcheng District, Beijing 100027 People’s Republic of China.

As of May 31, 2006, the Company reduced its equity interest in Xinhua C&D from 56.14% to 7.98%.  Subsequent to the deconsolidation of Xinhua C&D, the Company commenced the internet book distribution business through Beijing Joannes Information Technology Co., Ltd. (“Joannes”).

Details of the Company’s subsidiaries as of March 31, 2010 are described below:

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

As of March 31, 2010, the Company had no working capital but current liabilities exceeding current assets by $1,202,066 and an accumulated deficit of $21,118,786 because the Company continued to incur losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
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

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness, and the economic environment.

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
(Stated in US Dollars)

(F.)	Property, Plant, and Equipment, Net

Property, plant, and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any.  Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

Asset Classification	Depreciable Life
Land Use right	50 years
Buildings	50 years
Motor Vehicles	8 – 10 years
Equipment and Machinery	5 – 8 years
Intangible Assets	3 years
Leasehold Improvement	2 years

Expenditure for maintenance and repairs is expensed as incurred.  The gain or loss on the disposal of property, plant, and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of income.

(G.)	Impairment of Long-life Assets

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

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
(Stated in US Dollars)

Shipping and handling fees billed to customers are included in sales.  Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations.  EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the period ended March 31, 2010, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of income.

(I.)	Cost of Sales

Cost of sales includes depreciation of property, plant, and equipment and purchase costs to publishers.

(J.)	Value-Added Tax

The Company is subject to value added tax (“VAT”) imposed by the PRC on sales.  The output VAT is charged to customers who purchase books from the Company and the input VAT is paid when the Company purchases books from publishers.  The VAT rate is 13%.  The input VAT can be offset against the output VAT.

(K.)	Advertising Expenses

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”.  For the period ended March 31, 2009, advertising expenses amount to zero.

(L.)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources.  Accumulated comprehensive income, as presented in the accompanying statement of changes in owners’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

(M.)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
(Stated in US Dollars)

In respect of the Company’s subsidiaries domiciled and operated in China:

•
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

•
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

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income/(loss) for the period ended March 31, 2010, the Company shall not be subject to income tax.

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
(Stated in US Dollars)

(N.)	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 and 490,311,400 of common stock at March 31, 2009 and June 30, 2009, respectively, are anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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

Exchange Rates	March 31, 2010	June 30, 2009	March 31, 2009
Period/year end RMB : US$ exchange rate	6.8263	6.8319	6.8359
Average period/year RMB : US$ exchange rate	6.8285	6.8355	6.8373

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
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

▪
The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value).  The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in loss on adjustment of the derivative and warrant liability to fair value.

▪
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of September 30, 2006.

▪
The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives is included in interest expense in the accompanying consolidated statements of income.

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
(Stated in US Dollars)

(S.)	Recently Issued Accounting Standard

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.
Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

On July 1, 2009, FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

4.	OTHER RECEIVABLES AND PREPAYMENT

	March 31, 2010	June 30, 2009

Prepayments	$227,795	$224,535

The carrying amounts of prepayments approximate their fair value.

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
(Stated in US Dollars)

5.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	March 31, 2010	June 30, 2009
Equipment and machinery	$101,364	$53,418
Motor vehicles	81,534	47,007
Leasehold Improvement	37,561	16,306
	220,459	116,731
Less: Accumulated Depreciation	(79,448)	(61,576)
	$141,011	$55,156

Depreciation expense for March 31, 2010 and June 30, 2009 were $17,872 and $26,585, respectively.

During the period ended March 31, 2010, the Company purchased new intangible assets, which will be placed in service starting May 2010 for their new line of business.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2010 and June 30, 2009 consists of the following:
	March 31, 2010	June 30, 2009
Accounts Payable	$497,484	$754,025

7.	LOANS PAYABLE/CONVERTIBLE DEBENTURE

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

After two closings on December 13, 2005 and March 23, 2006, the Company received gross proceeds of $3,250,000 (net proceeds $2,989,460) for the secured convertible debenture.  The Company and debenture-holders entered into a Forbearance and Settlement Agreement on December 29, 2006 because of default in debt service, whereby the Company agreed to make cash payment and to grant rights to the creditors to cashless purchase the Company’s common stock by exercising the warrant at 200,000 shares in every three month period beginning on December 29, 2006 according to the following payment plan:

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
(Stated in US Dollars)

Payment Date	Cash Payment	Conversion of Debenture
March 10, 2007	$250,000	250,000
September 30, 2007	375,000	375,000
October 31, 2007	375,000	375,000
January 31, 2008	250,000	250,000
July 31, 2008	625,000	625,000
	$1,875,000	1,875,000

The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively.  During the period ended March 31, 2010 and year ended June 30, 2009; the debenture holders converted 9,600,000 and 266,655,667 shares against outstanding loan at a total conversion price of $11,436 and $144,532, respectively.

Loans Payable outstanding as of March 31, 2010 amount to $2,537,736 of which $1,479,475 and $1,058,261 were attributed to current portion and long-term, respectively.

Loans Payable outstanding as of June 30, 2009 amount to $2,549,172 of which $1,490,911 and $1,058,261 were attributed to current portion and long-term, respectively.

8.	LOANS FROM SHAREHOLDERS

The total outstanding amount of $7,273,608 represents cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured and not repayable within the next twelve months.  For the period ended March 31, 2010, there was $310,236 imputed interest, at 6.00% annum, recorded. For the year ended June 30, 2009, there was $342,847 imputed interest, at 6.00% per annum, recorded.

9.	COMMON STOCK AND WARRANTS

A.	Common Stock

During 2005, the authorized capital stock of the Company increased from $1,000 consisting of 100,000,000 shares of common stock of par value $0.00001 each to $5,000 consisting of 500,000,000 shares of common stock of par value $0.00001 each.

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
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

(2)	Share purchase warrant issued from convertible debenture

On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants.  One share purchase warrant is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010.  As of March 31, 2010, 374,911,400 shares of common stock have been converted by the convertible debenture holders at an aggregate amount of $533,168.

(3)	Share warrant issued for service

On May 1, 2006, the Company issued 100,000 warrants at $1.47 per share to Mr. Peter Shandro, the VP Business Strategy of the Company, in association with the planning and execution of the on-line ecommerce initiative of the Company.  Compensation expense of $94,775 was recorded with the issuance of these warrants.

10.	CHINA CONTRIBUTION PLAN

Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan.  The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries.  The total contributions made for such employee benefits were $65,457 and $53,457, for the period ended March 31, 2010 and the year ended June 30, 2009, respectively.

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
For the three and nine months ended March 31, 2010
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

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
(Stated in US Dollars)

As a result of the debt restructuring arrangement, the Company’s liabilities on warrants, conversions, discounts were discharged resulting to a net gain of $1,500,132 attributable as follows:

·	Liabilities on Conversion discharged	$ 2,334,198
·	Liabilities on Warrants discharged	891,537
·	Loans discharged	225,000
·	Unamortized discounts	(1,950,603)
		$ 1,500,132

13.	CONCENTRATION OF RISK

(A).           Major Customers and Vendors

100% of the Company’s revenues were derived from customers located in the PRC, and there are no customers and vendors who account for 10% or more of revenues and purchases.  The Company’s assets are all located in the PRC.

(B).           Credit Risk

There are no concentrations of credit risk because the Company, while in operation, entered into large number of cash sale transactions without deploying financial instruments, which may potentially drive to significant concentrations.

14.	COMMITMENT AND CONTINGENCIES

The Company currently occupies two office premises under two lease agreements indicated as Lease A and Lease B.  Lease A leases an office premise located at Dongcheng District under a non-cancelable operating lease for a term of three years from January 1, 2009 to December 31, 2011.  Lease B leases an office premise located at Xuanwu District under a non-cancelable operating lease for a term of two years from November 18, 2009 to November 17, 2011.  The cost incurred under these operating leases are recorded as rental expense and totaled $ 68,005 and $65,944 for the period ended March 31, 2010 and year ended June 30, 2009, respectively.  Future minimum rental payments due according to the operating leases until date of termination are as followed:

	Lease A	Lease B
Within one year	$ 17,579	$ 9,229
Within year two until termination	105,474	52,298
	$ 123,053	$ 61,527

Xinhua China Ltd.
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended March 31, 2010
(Stated in US Dollars)

15.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

	For the three months ended		For the nine months ended
Basic and diluted net loss per share calculation:	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

(a). Numerator:
Net loss used in computing basic net loss per share	(300,995)	(244,646)	(826,598)	(2,204,872)

(b). Denominator:
Weighted-average ordinary shares outstanding	499,911,399	199,873,539	498,689,581	199,873,539

Basic and diluted net loss per share	(.0006)	(.0012)	(.0017)	(.0110)

For the period ended March 31, 2010 and 2009 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENT

Xinhua China Ltd. was incorporated September 14, 1999 under the laws of the State of Nevada as Camden Mines Limited (“Camden”). On October 12, 2004, Camden changed its name from “Camden Mines Limited” to its current corporate name “Xinhua China Ltd.”  We have certain digital media distribution and related rights in "China" where we mostly operate and seek to pursue our business. We are in the development stage seeking to grow our company.

Current Subsidiaries

Pac-Poly Investments Limited

On September 14, 2004, we signed two separate share purchase agreements (collectively, the “Share Purchase Agreements”), whereby we issued 35,000,000 shares of our restricted common stock in exchange for a 100% interest in Pac-Poly Investments Limited, a company incorporated under the laws of the International Companies Business Act Cap 291 of British Virgin Islands (“Pac-Poly”), and a 95% interest in Beijing Boheng Investments Limited, a company incorporated under the laws of China (“Beijing Boheng”), respectively. The shareholders of Pac-Poly and Beijing Boheng received 16,387,000 and 18,613,000 shares of our restricted common stock, respectively.  In accordance with the terms and provisions of the Share Purchase Agreement, one of our shareholders returned to us 35,000,000 shares of common stock held of record by such shareholder and the shares were cancelled and returned to treasury. Immediately prior to consummation of the respective Share Purchase Agreements, Pac-Poly and Beijing Boheng were under common control. Subsequently, Beijing Boheng spun off all of its business and net assets to its president and became a non-operating shell company.  Pac-Poly had no significant operations since its inception.

As of the date of this Quarterly Report, we hold of record 10,000,000 shares of common stock at $1.00 par value, which constitutes 100% of the total issued and outstanding shares of Pac-Poly. Therefore, Pac-Poly is our wholly-owned subsidiary. Pac-Poly is an investment holding company.

Beijing Joannes Information Technology Co. Lt.

On May 9, 2006, we formed Beijing Joannes Information Technology Co. Lt. (“Beijing Joannes”), as our Chinese wholly owned subsidiary, to launch a digital media content initiative. We hold of record 100% of the total issued and outstanding shares of Beijing Joannes. Beijing Joannes was formed for the purpose of launching a digital media content initiative with the web site branded www.geepip.com. The business focus is building online communities with connectivity to an ecommerce engine, which allows for the online purchase of e-books, e-audio, and computer games. Hard copies of books can also be purchase through the portal. A unique customer loyalty program and digital redemption or trade-in strategy will be a market differentiator.

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

	For Nine Month Period Ended March 31, 2010 (unaudited)	For Nine Month Period Ended March 31, 2009 (unaudited)
Revenue
Net revenue	-0-	-0-
Cost of Sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Selling, general and administrative expenses	$477,634	$483.491
Operating Income (loss)	(477,634)	(483,491)

Other Income (Expenses)
Other income	-0-	-0-
Interest income	442	50
Gain on debt restructuring	-0-	73,427
Interest expense	(349,406)	(349,380)
Impairment loss on Boheng	-0-	(1,625,000)
Net Loss	(826,598)	(2,204,872)

RESULTS OF OPERATION

For Nine Month Period Ended March 31, 2010 Compared to Nine Month Period Ended March 31, 2009.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both nine month periods ended March 31, 2010 and March 31, 2009.

Operating Expenses

Our total operating expenses were $477,634 for the nine month period ended March 31, 2010 as compared to total operating expenses of $483,491 for the nine month period ended March 31, 2009. The decrease in operating expenses during the nine month period ended March 31, 2010 as compared to the nine month period ended March 31, 2009 was due to a decrease in a variety of expenditures relating to our ongoing restructuring efforts. During the nine month period ended March 31, 2010, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $30,322 (2009: $37,426); (ii) office expenses of $12,061 (2009: $2,652); (iii) salaries and benefits of $171,020 (2009: $113,641); (iv) management fees of $90,000 (2009: $150,000); (v) vehicle expense of $22,300 (2009: $2,797); and (vii) other expenses of $15,863 (2009: $88).

Selling, general and administrative expenses primarily increased based on a reorganization of our subsidiaries and personnel following the move to relocate our office.

Interest Expense

We incurred $349,406 in interest expense during the nine month period ended March 31, 2010 as compared to $349,380 incurred as interest expense during the nine month period ended March 31, 2009. Interest expense of $349,406 incurred during the nine month period ended March 31, 2010 consisted of: (i) $-0- (2009: $-0-) in interest expense from the amortization of note receivable; and (ii) $310,236 (2009: $253,923) imputed interest charged on loans from related parties.

Interest Income

During the nine month period ended March 31, 2010, we also recorded $442 (2009: $50) in interest income.

Gain on Debt Restructuring and Writing Off Accounts Payable

During the nine month period ended March 31, 2010, we did not record any gain on debt restructuring as compared to $73,427 recorded during the nine month period ended March 31, 2009. During the nine month period ended March 31, 2010, we did not record any gain from writing off accounts payable as compared to $179,621 recorded during the nine month period ended March 31, 2009.

Impairment Loss on Boheng Investment/Other Income

During the nine month period ended March 31, 2010, we did not record an impairment loss on as compared to an impairment loss of Boheng investment of ($1,625,000) recorded during the nine month period ended March 31, 2009. As a result of the termination by the purchaser of the acquisition of Beijing Boheng Investments and Management Co., Ltd., we repossessed Boheng as our 95% interest subsidiary on August 25, 2008 at a value of $1,625,000, which was equal to the unpaid purchase price due by the purchaser. After the repossession of Boheng, we conducted an evaluation of our carrying value and determined that an impairment loss in the amount of $1,625,000 was incurred although Boheng still owns a 7.98% equity interest in Xinhua C&D. This impairment loss was accordingly reflected in the income statement for fiscal year ended December 31, 2008.

Therefore, our net loss during the nine month period ended March 31, 2010 was ($826,598) or ($0.0017) per share compared to a net loss of ($2,204,872) or ($0.0110) per share incurred during the nine month period ended March 31, 2009. The decrease in net loss during the nine month period ended March 31, 2010 was due primarily to the impairment loss on Boheng investment recorded during the nine month period ended March 31, 2009.

For Three Month Period Ended March 31, 2010 Compared to Three Month Period Ended March 31, 2009.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both three month periods ended March 31, 2010 and March 31, 2009.

Operating Expenses

Our total operating expenses were $181,241 for the three month period ended March 31, 2010 as compared to total operating expenses of $145,682 for the three month period ended March 31, 2009. The increase in operating expenses during the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009 was due to an increase in a variety of expenditures relating to our restructuring efforts. During the three month period ended March 31, 2010, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $9,170 (2009: $16,143); (ii) office expenses of $6,502 (2009: $825); (iii) salaries and benefits of $66,443 (2009: $66,473); (iv) management fees of $30,000 (2009: $30,000); (v) vehicle expense of $9,391 (2009: $2,546); and (vii) other expenses of $6,304 (2009: $88).

Interest Expense

We incurred $120,156 in interest expense during the three month period ended March 31, 2010 as compared to $98,971 incurred as interest expense during the three month period ended March 31, 2009. Interest expense of $120,156 incurred during the three month period ended March 31, 2010 consisted of $120,156 (2009: $98,971) imputed interest charged on loans from related parties.

Therefore, our net loss during the three month period ended March 31, 2010 was ($300,995) compared to a net loss of ($244,646) incurred during the three month period ended March 31, 2009. The increase in net loss during the three month period ended March 31, 2010 was due primarily to the increase in costs associated with our ongoing restructuring efforts.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended March 31, 2010

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the nine month period ended March 31, 2010, our current assets were $774,893 and our current liabilities were $1,976,959, resulting in a working capital deficit of $1,202,066. As at the nine month period ended March 31, 2010, current assets were comprised of: (i) $473,218 in cash and cash equivalents; (ii) $73,880 in net accounts receivable; and (iii) $227,795 in other receivables and prepayments. As at the nine month period ended March 31, 2010, our current liabilities were comprised of: (i) $497,484 in accounts payable and accrued liabilities; and (ii) $1,479,475 in current portion of loans payable. See “ – Material Commitments.”

As at the nine month period ended March 31, 2010, our total assets were $955,164 comprised of: (i) $774,893 in current assets; (ii) $141,011 in net property, plant and equipment; and (iii) $39,260 in net intangible assets. The increase in total assets during the nine month period ended March 31, 2010 from fiscal year ended September 30, 2009 was primarily due to an increase in cash and an increase in the valuation of our net property, plant and equipment and intangible assets.

As at the nine month period ended March 31, 2010, our total liabilities were $10,308,828 comprised of: (i) $1,976,959 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $7,273,608 in loans from shareholders. The increase in total liabilities during the nine month period ended March 31, 2010 from fiscal year ended June 30, 2009 was primarily due to the increase in loans from shareholders.

Stockholders’ deficit increased from ($8,848,570) for June 30, 2009 to ($9,353,664) for March 31, 2010.

Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2010, net cash flow used in operating activities was ($757,821) compared to net cash used operating activities of ($2,009,328) during the nine month period ended March 31, 2009. Net cash flow from operating activities during the nine month period ended March 31, 2010 consisted primarily of a net loss of ($826,598) adjusted by $17,872 in depreciation and $348,404 in imputed interest expense. Further changes in assets and liabilities consisted of a decrease of $348 in accounts receivable and an increase of $3,139 in other receivables and prepayments and $294,709 in accounts payable and accrued liabilities.

Net cash flow from operating activities during the nine month period ended March 31, 2009 consisted primarily of a net loss of ($2,204,873) adjusted by $16,156 in depreciation and $310,833 in imputed interest expense. Further changes in assets and liabilities consisted of a decrease of $337,765 in accounts receivable and an increase of $812 in other receivables and prepayments, $463,812 in accounts payable and accrued liabilities and $18,355 in deferred revenue.

Investing Activities

During the nine month period ended March 31, 2010, net cash flow used in investing activities was ($142,924) compared to net cash flow sourced from investing activities of $1,625,000 in loss on impairment of asset for the nine month period ended March 31, 2009. The net cash flow used in investing activities of ($142,924) during the nine month period ended March 31, 2010 consisted of: (i) $21,235 in purchase of leasehold improvements, (ii) $82,429 in purchase of plant and equipment; and (iii) $39,260 in purchase of intangible assets relating to our ongoing restructuring efforts.

Financing Activities

During the nine month period ended March 31, 2010, net cash flow provided by financing activities was $1,328,186 compared to net cash flow provided by financing activities of $370,800 for the nine month period ended March 31, 2009. Net cash flow provided from financing activities during the nine month period ended March 31, 2010 pertained primarily to $1,328,186 received as loan from shareholders compared to $414,472 received as loan from shareholders during the nine month period ended March 31, 2009.

PLAN OF OPERATION

The local and regional distribution business for books is competitive and fragmented in the People’s Republic of China. Estimates range up to 500 as to the number of entrants in this field.  It is our plan that economy of scale, relationships with Chinese publishers and also with sub-distributors and retailers and our nationwide scope which allows us the flexibility to distribute books in any region will assist us in maintaining and enhancing our competitive position.

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

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including: (i) reductions in headcounts and corporate overhead expenses; and (ii) continue to develop e-commerce business through Beijing Joannes. We believe that these actions will enable us to improve future profitability and cash flow in our continuing operations through June 30, 2010. Furthermore, the restructure of debt pertaining to Cornell and Highgate has been advantageous to our over financial outlook. Ultimately, we have released the burden on cash flow for further contribution and intend to put our resources in co-publishing and e-commerce business opportunities.

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

MATERIAL COMMITMENTS

Loans Payable/Convertible Debenture

During 2009/10, a material commitment for us relates to the Forbearance and Settlement Agreement with Cornell and Highgate. On December 29, 2006, we completed the debt restructuring with Cornell and Highgate under the Forbearance and Settlement Agreement. Pursuant to the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the Securities Purchase Agreement previously entered into by us with Cornell and Highgate dated November 23, 2005 and amended on March 23, 2006, and the two convertible debentures in the amounts of $1,250,000 to Highgate dated November 23, 2005 and $2,000,000 to Cornell dated March 23, 2006 (collectively, the “Convertible Debentures”) in accordance with the terms and conditions set forth in the Forbearance and  Settlement Agreement.

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

The payment plan under the Forbearance and Settlement Agreement is as follows:

Payment Date	Cash Payment	Conversion of Debenture
March 10, 2007	$250,000	250,000
June 30, 2007	375,000	375,000
October 31, 2007	375,000	375,000
January 31, 2008	250,000	250,000
July 31, 2008	625,000	625,000
	$1,875,000	1,875,000

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During fiscal year ended June 30, 2009 and the six month period ended December 31, 2009, Cornell and Highgate converted an aggregate of 9,600,000 and 266,655,667 shares, respectively, against the outstanding amount at a total conversion price of $11,436 and $144,532, respectively. Loan payable outstanding as of March 31, 2010 aggregated $2,537,736 of which $1,479,475 and $1,058,261 were attributed to current portion and long-term portion, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2009/10, a material commitment for us relates to the loans from shareholders. The outstanding amount of $7,273,608 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal year ended June 30, 2009, we calculated imputed interest expense of $342,847 in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. For the nine month period ended March 31, 2010, we calculated imputed interest expense of $310,236 in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders’ loan at a total conversion price of $12,500.

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

Interest Rate

Interest rates in China are low and stable and inflation is well controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons, such as the People’s Republic of China’s perennial balance of trade surplus). Our loans relate mainly to trade payables and are mainly short-term.  However our debt is likely to rise with physical plant in connection with expansion and, were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

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

As of March 31, 2010, the end of our second quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

CORNELL CAPITAL PARTNERS LP/HIGHGATE HOUSE FUNDS LTD.

We previously entered into a forbearance and settlement agreement (the “Forbearance and Settlement Agreement”) with Cornell Capital Partners LP (“Cornell”) and Highgate House Funds, Ltd. (“Highgate”). On December 29, 2006, we completed a debt restructuring with Cornell and Highgate under the Forbearance and Settlement Agreement. Pursuant to the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the Securities Purchase Agreement previously entered into by us with Cornell and Highgate dated November 23, 2005 and amended on March 23, 2006, and the two convertible debentures in the amounts of $1,250,000 to Highgate dated November 23, 2005 and $2,000,000 to Cornell dated March 23, 2006 (collectively, the “Convertible Debentures”) in accordance with the terms and conditions set forth in the Forbearance and  Settlement Agreement.

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

The payment plan under the Forbearance and Settlement Agreement is as follows:

Payment Date	Cash Payment	Conversion of Debenture
March 10, 2007	$250,000	250,000
June 30, 2007	375,000	375,000
October 31, 2007	375,000	375,000
January 31, 2008	250,000	250,000
July 31, 2008	625,000	625,000
	$1,875,000	1,875,000

As of March 31, 2008, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares of our common stock on March 1, 2007 and 125,000 shares on April 18, 2007, respectively, pursuant to exercise rights. The scheduled payments of $375,000 due on September 30, 2007 and October 31, 2007, respectively, were not paid as of March 31, 2008.

During the nine month period ended March 31, 2010 and fiscal year ended June 30, 2009, an aggregate of 9,600,000 and 266,655,667 shares, respectively, of our common stock were issued pursuant to conversion of the debt at a total conversion price of $11,436 and $144,532.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED

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

XINHUA CHINA LTD.

Dated: May 17, 2010	By: /s/ XIANPING WANG
Xianping Wang
President/Chief Executive Officer

Dated: May 17, 2010	By: /s/ XIANPING WANG
Xianping Wang
Acting as Interim Chief Financial Officer