Form 10-K
period 2010-06-30
XINHUA CHINA LTD
filed 2010-10-13
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-33195

XINHUA CHINA LTD.
(Name of small business issuer in its charter)

NEVADA	88-0437644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B-26F, Oriental Kenzo Dongcheng District
Beijing 100027
People’s Republic of China
(Address of principal executive offices)

86-10-64168816 or 86-10-64168916

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
NONE

 Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.00001
_______________________
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: December 31, 2009 $__________ .

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of September 15, 2010 Common Stock, $0.00001 499,911,400 shares

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

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

XINHUA CHINA LTD.

FORM 10-K

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

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Xinhua China Ltd. was incorporated September 14, 1999 under the laws of the State of Nevada as Camden Mines Limited (“Camden”). Since its formation and up to September 4, 2004, Camden was considered an inactive development stage enterprise. On October 12, 2004, Camden changed its name from “Camden Mines Limited” to its current corporate name “Xinhua China Ltd.”  The change in corporate name reflected our anticipation of acquiring an interest in the Chinese book distribution giant” Xinhua Circulation & Distribution (“Xinhua C&D”). Please note that throughout this Annual Report, and unless otherwise noted, the words “we,” “our,” “us,” or the “Company” refer to Xinhua China Ltd.

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

Beijing Joannes Information Technology Co. Ltd

On May 9, 2006, we formed Beijing Joannes Information Technology Co. Ltd. (“Beijing Joannes”), as our Chinese wholly owned subsidiary, to launch a digital media content initiative. We hold of record 100% of the total issued and outstanding shares of Beijing Joannes. Beijing Joannes was formed for the purpose of launching a digital media content initiative with the web site branded www.geepip.com. The business focus is building online communities with connectivity to an ecommerce engine, which allows for the online purchase of e-books, e-audio, and computer games. Hard copies of books can also be purchase through the portal. A unique customer loyalty program and digital redemption or trade-in strategy will be a market differentiator.

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

Divesture of Interest in Xinhua Circulation & Distribution

During September 2004, pursuant to the terms and provisions of an investment agreement (the “Investment Agreement”) among our two subsidiaries Pac-Poly and Beijing Boheng and Xinhua Bookstore (Main Store) (“Xinhua Bookstore”), we acquired a 57.67% interest in the publication distribution business in the People’s Republic of China. In accordance with the terms and provisions of the Investment Agreement, Xinhua Bookstore transferred the publication distribution business into a newly formed Chinese company called Xinhua Circulation & Distribution (“Xinhua C&D”). Xinhua C&D is presently primarily a book distribution enterprise. As of May 31, 2006, we reduced our ownership interest in Xinhua C&D to 7.98%. We had originally intended to help guide Xinhua C&D through the modernization and growth of its systems and distribution strategies. Realizing the large investment in real estate, equipment, fixed assets requirements to achieve modernization and growth, as well as the shifting of reading habits to a digital format and a dynamic and growing digital youth (age 12-25) comprising over 50% of the population, our management, after very careful consideration, effective May 31, 2006, revised our business focus to instead concentrate on the growing opportunity in online content distribution, co-publishing, and digital rights management. While executing this strategy, we will continue to maximize our strategic position in the publishing industry by utilizing the connections and channels we have established as a result of our interest in Xinhua C&D.

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

Contractual Relationships

Management of the Company believes that it will be able to establish itself as a leader in the digital media industry.  In accordance with our refocused strategic plan, we intend to enter into certain contractual relationships. We are currently identifying prospective individuals and/or companies with which to acquire or enter into a joint venture relationships regarding their respective business operations to complement and enhance our intended future business operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, from the date of our inception.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. We have one executive officer and director, Mr. Xianping Wang, who serves as our President/Chief Financial Officer and Treasurer/Chief Financial Officer. This individual is primarily responsible for all of our day-to-day operations. Other services may be provided by outsourcing and consultant and special purpose contracts.

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

WE HAVE INCURRED LOSSES AND SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. We have incurred a net loss of ($4,007,374) for fiscal year ended June 30, 2010. We had a working capital deficit of $1,470,857 and shareholders’ deficit of ($12.423.340) as of June 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.  The auditors’ report in our financial statements as at June 30, 2010 and June 30, 2009 includes an explanatory paragraph that states that we have generated net losses and have a shareholders’ deficit factors which raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) operating costs may be more than we currently anticipate; or (ii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

 IF WE ARE UNABLE TO COMPETE IN THE DIGITAL MEDIA MARKET, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

The digital media market is highly competitive and highly fragmented. Our competitors may have substantially greater financial, technological, marketing, personnel and research and development resources than we currently have. There are direct competitors who have competitive technology and products. Many of these competitors may have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. As a result, our competitors may develop superior products or beat us to market with products similar to ours. Further, there can be no assurance that new companies will not enter our markets in the future. Although we believe that our products will be distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, there can be no assurance that we will be able to penetrate any of our anticipated competitors’ portions of the market. There can be no assurance that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition. If we are not successful in competing against our current and future competitors, you could lose your entire investment.

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

Our current liabilities were $2,043,145 as of June 30, 2010 of which approximately $1,472,311 is due within the next year unless extended. Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year. We have $11,234,787 in long term debt of which $1,250,000 is due on or before November 23, 2010 and $2,000,000 is due on or before March 23, 2011 in connection with recent convertible debenture financings with Highgate House Funds, Ltd. and Cornell Capital Partners, LP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Material Commitments.”

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

ELIMINATION OF TAX HOLIDAYS

Effective January 1, 2008, the People’s Republic of China implemented a new standard 25% tax rate for all business enterprises regardless of whether the enterprise is a domestic or foreign enterprise, without any tax holiday. The tax holiday is defined as “two-year exemption followed by three-year half exemption”, which had previously been enjoyed by tax payers within the People’s Republic of China. Therefore, as a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, the People’s Republic of China has established a set of transition rules to allow business enterprises that had already commenced use of tax holidays before January 1, 2008, to continue enjoying the tax holidays until all tax holidays are fully utilized.

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

CHINESE FUNDS REMITTANCE POLICIES MAY NOT ALLOW US TO MAXIMIZE OUR PROFITABILITY.

Pursuant to Chinese company law applicable to foreign investment companies, such as our Chinese subsidiaries, as well as our minor interest in Xinhua C&D, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve.  The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity.  The dedicated reserves are not distributable other than upon liquidation.  As our Chinese subsidiaries and Xinhua C&D have recorded losses for the fiscal years ended June 30, 2010, 2009 and 2008, no appropriation to the dedicated reserves was made. Moreover, pursuant to the same Chinese company law, our Chinese subsidiaries are required to transfer at the discretion of their boards of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.  Since our Chinese subsidiaries and Xinhua C&D have recorded losses for the fiscal years ended June 30, 2010, 2009 and 2008, no transfer to the staff welfare and bonus fund was made.

AS A RESULT OF OUR SOLE DIRECTOR AND OFFICER BEING A RESIDENT OF A COUNTRY OTHER THAN THE UNITED STATES, INVESTORS MAY FIND IT DIFFICULT TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR OUR DIRECTOR AND OFFICER.

We do not currently maintain a permanent place of business within the United States. In addition, our sole director and officer is a national and/or resident of a country other than the United States, and all or a substantial portion of such person’s assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

WE HAVE ONLY ONE OFFICER WHO IS A DIRECTORM WHICH COULD PRESENT POTENTIAL CONFLICTS OF INTEREST.

Our sole officer, Mr. Xianping Wang, also a director, may have potential conflicts of interest relating to transactions between us and our director. As of the date of this Annual Report, we do not have any other outside directors and, therefore, no effective way of insuring that potential conflicts of interest involving us and our director are resolved in favor of our minority shareholders. However, our director will act in the best interests of the company and its shareholders and within his respective fiduciary duties.

OUR OFFICER AND DIRECTOR WILL CONTROL US AND MAY MAKE DECISIONS IN HIS OWN INTEREST WHICH MAY CONFLICT WITH THE INTERESTS OF OUR MINORITY SHAREHOLDCERS.
Conflicts of interest may arise between the board of directors and us and our shareholders. These potential conflicts may relate to the divergent interests of these parties. Situations in which the interests of THE member of our board of directors may differ from interests of the shareholders include, among others, the following situations. Our board of directors has broad discretion in determining consummation of contractual arrangements and payment of dividends. Moreover, they are not prohibited from investing or engaging in other business activities that may compete with us. The board of directors will be in a position to significantly influence the company pertaining to entering into any corporate transaction and may be able to prevent any transaction that requires the approval of the shareholders regardless of whether the shareholders believe that any such transaction is in their best interests.

WE RELY ON MR. XIANPING WANG, OUR SOLE OFFICER AND DIRECTOR, WHOSE LOSS OF SERVICES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR SUCCESS AND DEVELOPMENT.

Our success depends to a substantial degree upon Mr. Wang. This individual is a significant factor in our growth and success.  The loss of the service of Mr. Wang could have a material adverse effect on us.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTOR FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officer and director will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officer and director caused by his negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officer and director against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

IF WE ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, THIS MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our articles of incorporation, as amended, authorize the issuance of 500,000,000 shares of common stock. As of the date of this Annual Report, our total issued and outstanding shares of common stock are 499,911,400. Therefore, we will need to obtain shareholder approval to amend our articles of incorporation to increase the total authorized capital in order to be able to issue sufficient shares in the future in accordance with our contractual obligations.. If we do not obtain shareholder approval to amend the articles of incorporation to increase the total authorized capital, we will not be able to consummate certain contractual relations, which may adversely affect our business operations. In the event our shareholders approve an amendment to our articles of incorporation to increase the total authorized capital, our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. See “Item

BECAUSE OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES, THE LIQUIDITY OF YOUR INVESTMENT MAY BE RESTRICTED.

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

NASD SALES PRACTIVE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR SHARES OF COMMON STOCK.

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

ITEM 1B. UNRESLOVED STAFF COMMENTS

We received a comment letter from the Securities and Exchange Commission dated March 6, 2009 and November 3, 2009 (collectively, the “SEC Comment Letters”), providing comments to our Annual Report on Form 10-KSB, as amended, for fiscal year ended June 30, 2008 and our Annual Report on Form 10-K for fiscal year ended June 30, 2009. We are in the process of providing responses to the SEC Comment Letters and anticipate that such comments will be resolved in the near future.

We received a comment letter from the Securities and Exchange Commission dated January 26, 2010 (the “SEC Proxy Comment Letter”), providing comments to our Preliminary Proxy Statement on Form 14A. We are in the process of providing responses to the SEC Proxy Comment Letter and anticipate that such comments will be resolved in the near future.

ITEM 2. DESCRIPTION OF PROPERTY

We maintains our registered agent’s office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our principal executive office at B-26F, Oriental Kenzo Dongcheng District, Beijing 100027.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the OTC Bulletin Board under the symbol "XHUA.OB".  The market for our common stock is limited and can be volatile.  The trading volume over the past three months has averaged 13,288 shares per day. While management has a goal of improving corporate value, share price and liquidity, there is no guarantee this will occur. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up,  mark-down, or commissions,  and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2010	0	0
March 31, 2010	0	0
December 31, 2009	0	0
September 30, 2009	0	0
June 30, 2009	$0.0022	$0.0005
March 31, 2009	$0.0013	$0.0005
December 31, 2008	$0.001	$0.0004
September 30, 2008	$0.0029	$0.0014

As of September 26, 2010, we had 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 1,000 beneficial owners of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Xinhua China Ltd. Stock Option Plan. On September 4, 2004, our Board of Directors unanimously approved and adopted, and on September 6, 2004 our shareholders holding a majority of our issued and outstanding common stock, approved a stock option and incentive plan (the “Stock Option Plan”).  The purpose of the Stock Option Plan is to advance our interests and our shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership in us. Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees, consultants or advisors. A maximum of 20,000,000 shares of common stock have been reserved under the Stock Option Plan. Options may be granted for a term not exceeding ten years from the date of grant. Under the Stock Option Plan, the Board of Directors previously authorized the grant of 4,255,000 Stock Options to our employees and consultants on September 23, 2004 and October 27, 2004, respectively. The entire 4,255,000 Stock Options have expired by their terms as of June 30, 2007.

The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of June 30, 2009:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon exercise of Outstanding Options, warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a)) (c)

Equity Compensation Plans Approved by Security Holders

Stock Options	-0-		20,000,000
Total Stock Options	-0-		20,000,000

Equity Compensation Plans not Approved by Security Holders

Warrants	622,690	$4.60	0
	835,000	$0.00001	0
	100,000	$1.47	0
Total warrants	1,557,690
Total	1,557,690

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended June 30, 2010, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Forbearance and Settlement Agreement

Effective December 29, 2006, we entered into a forbearance and settlement (the “Forbearance and Settlement Agreement”) with Cornell Capital Partners, L.P. (“Cornell”) and Highgate House Funds, Ltd. (“Highgate”). In accordance with the terms and provisions of the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the securities purchase agreement dated November 23, 2005, as amended on March 23, 2006 (the “Securities Purchase Agreement”) previously entered into with Cornell and Highgate. See “Item 7. Management’s Discussion and Analysis or Plan of Operation – Material Commitments.”

In addition, Highgate shall exercise its rights to purchase warrant shares pursuant to the Warrant issued to it under the Securities Purchase Agreement on a cashless basis. During fiscal year ended June 30, 2010, we issued an aggregate of 9,600,000 shares of our common stock to Highgate pursuant to the exercise by Highgate of its rights to purchase warrant shares pursuant to the Warrant.

ITEM 6. SELECTED FINANCIAL DATA

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended June 30, 2010 and 2009, which financial statements are included elsewhere in this Annual Report.

	For Fiscal Year Ended June 30, 2010 (audited)	For Fiscal Year Ended June 30, 2009 (audited)
Revenue
Net Revenue	$-0-	$-0-
Net cost of sales	-0-	-0-
Gross Profit	-0-	-0-
Operating Expenses
Selling, general and administrative	742,802	680,536
Operating loss	(742,802)	(680,536)
Other Income (Expenses)
Other income	-0-	179,621
Interest income	774	-0-
Gain on debt restructuring	-0-	73,427
Interest expense	(465,346)	(451,247)
Impairment Loss on Boheng investment	-0-	(1,625,000)
Loss on Sale of Investment	(2,800,000)	-0-
Loss Before Minority Interest and Income Tax	(3,264,572)	(2,503,735)
Net Loss	(4,007,374)	(2,503,735)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATION

For Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009.

Revenues and Gross Margin

During fiscal year ended June 30, 2010, we had net revenue of $-0- as compared to net revenue of $-0- during fiscal year ended June 30, 2009.

Operating Expenses

Our total operating expenses were $742,802 for fiscal year ended June 30, 2010 as compared to total operating expenses of $680,536 for fiscal year ended June 30, 2009 (an increase of $62,266). During fiscal year ended June 30, 2010, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $80,552 (2009: $106,275); (ii) office expenses of $160,220 (2009: $73,481); (iii) salaries and benefits of $268,739 (2009: $169,698); (iv) management fees of $120,000 (2009: $150,000); (v) vehicle expense of $31,291 (2008: $6,779); and (vii) other expenses of $82,000 (2008: $174,303). The increase in operating expenses during fiscal year ended June 30, 2010 as compared June 30, 2009 was due to the increase in scope and scale of business operations involving the identification and negotiating with potential partners involving business opportunities.

Selling, general and administrative expenses primarily increased based on an increase of $86,739 in office expenses to $160,220 and an increase of $99,041 in salaries and benefits to $268,739. These expenses increased because after we moved office location, we re-organized our subsidiaries and personnel. The increase of salaries and benefits was due to severance pay to employees that were laid off. And, after our Board of Directors held a meeting during 2009, they decided to accrue the management fee that was due to Mr. Wang for services he provided to us during fiscal years ended June 30, 2010 and June 30, 2009.

Interest Expense

We incurred ($465,346) in interest expense during fiscal year ended June 30, 2010 as compared to  ($451,247) incurred as interest expense during fiscal year ended June 30, 2009. Interest expense of ($465,346) incurred during fiscal year ended June 30, 2010 consisted of: (i) $-0- (2009: $39,826) in interest expense from the amortization of deferred financing cost and discount on convertible; (ii) $412,611 (2009: $372,751) imputed interest charged on loans from shareholders; (iii) $51,350 (2009: $13,768) in interest on loans from related parties; and (iv) $1,949 (2009: $-0-) in interest paid in cash

Impairment Loss on Boheng Investment

As a result of the termination by the purchaser of the acquisition of Beijing Boheng Investments and Management Co., Ltd., we repossessed Boheng as our 95% interest subsidiary on August 25, 2008 at a value of $1,625,000, which was equal to the unpaid purchase price due by the purchaser. After the repossession of Boheng, we conducted an evaluation of our carrying value and determined that an impairment loss in the amount of $1,625,000 was incurred although Boheng still owns a 7.98% equity interest in Xinhua C&D. This impairment loss was accordingly reflected in the income statement for the quarter ended December 31, 2008.  Therefore, our net loss during fiscal year ended June 30, 2009 was ($2,503,735).

Loss on Sale of Investment

As a result of the sale of our long-term investment in Xinhua C&D and Beijing Boheng Investments during fiscal year ended June 30, 2010, we recorded a loss of $2,800,000.

Our net loss during fiscal year ended June 30, 2010 was ($4,007,374) or ($0.008) per share compared to a net loss of ($2,503,735) or ($0.016) per share for fiscal year ended June 30, 2009. Net loss during fiscal year ended June 30, 2010 increased from net loss during fiscal year ended June 30, 2009 primarily relating to the loss on sale of investment of $2,800,000. The weighted average number of shares outstanding was 499,930,841 at June 30, 2010 compared to 375,084,602 at June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2010

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended June 30, 2010, our current assets were $572,288 and our current liabilities were $2,043,145, resulting in a working capital deficit of $1,470,857. As at fiscal year ended June 30, 2010, current assets were comprised of: (i) $255,810 (2009: $45,769) in cash and cash equivalents; (ii) $75,125 (2009: $74,228) in net accounts receivable; and (iii) $241,353 (2009: $224,535) in other receivables and prepayments.

As at fiscal year ended June 30, 2010, our total assets were $854,592 comprised of: (i) $572,288 (2009: $344,532) in current assets; (ii) $204,062 (2009: $55,156) in net property, plant and equipment; and (iii) $78,242 (2009: $-0-) in intangible assets. The increase in total assets during fiscal year ended June 30, 2010 from fiscal year ended June 30, 2009 was primarily due to the increase in cash and cash equivalents and the increase in valuation of net property, plan and equipment.

As at fiscal year ended June 30, 2010, our current liabilities were $2,043,145 comprised of: (i) $570,834 (2009: $754,025) in accounts payable and accrued liabilities; and (ii) $1,472,311 (2009: $1,490,911 in current portion of loans payable.

As at fiscal year ended June 30, 2010, our total liabilities were $11,234,787 comprised of: (i) $2,043,145 (2009: $2,244,936) in current liabilities; (ii) $1,058,261 (2009: $1,058,261) in loans payable; and (iii) $10,176,526 (2009: $5,945,061) in loans from shareholders. The increase in total liabilities during fiscal year ended June 30, 2010 from fiscal year ended June 30, 2009 was primarily due to the increase in loans from shareholders.

Stockholders’ deficit increased from ($8,848,570) for June 30, 2009 to ($12,423,340) for June 30, 2010.

Operating Activities

We have not generated positive cash flows from operating activities. During fiscal year ended June 30, 2009, net cash flow used in operating activities was ($3,765,105) compared to net cash flow used in operating activities of ($2,112,945) during fiscal year ended June 30, 2008. Net cash flow used in operating activities during fiscal year ended June 30, 2009 consisted primarily of a net loss of ($4,007,374) adjusted by $463,397 in imputed interest expense, $2,442 in amortization and $28,000 in depreciation. Changes in assets and liabilities consisted of an increase of $233,976 in accounts payable and accrued liabilities, an increase of $16,696 in other receivables and accrued liabilities, and an increase of $897 in accounts receivable.

Net cash flows used in operating activities during fiscal year ended June 30, 2009 consisted primarily of a net loss of ($2,503,735) adjusted by $412,577 in imputed interest expense and $26,585 in depreciation. Changes in assets and liabilities consisted of a decrease of $337,554 in accounts receivable and an increase of $18,355 in deferred revenue and of $381,339 in accounts payable and accrued liabilities.

Investing Activities

During fiscal year ended June 30, 2010, net cash flow sourced in investing activities was ($257,591) compared to net cash flow used from investing activities of $1,617,044 for fiscal year ended June 30, 2009. Net cash flow sourced in investing activities during fiscal year ended June 30, 2010 was primarily from plant and equipment of ($176,906) and from intangible assets of ($80,685).  Net cash flow used in investing activities during fiscal year ended June 30, 2009 was from the loss on impairment of asset of $1,625,000 and purchase of plant and equipment in the amount of ($7,956).

Financing Activities

During fiscal year ended June 30, 2010, net cash flow sourced from financing activities was $4,228,186 compared to net cash flow sourced from financing activities of $503,459 for fiscal year ended June 30, 2009. Net cash flow from financing activities during fiscal year ended June 30, 2010 pertained primarily to: (i) $96 in proceeds from convertible debenture; (ii) $4,228,186 in loans from shareholders; (iii) $11,340 in additional paid-in capital; and (iv) offset by ($11,436) in repayment of loan payable. Net cash flow from financing activities during fiscal year ended June 30, 2009 pertained primarily to: (i) $547,132 received as loans from shareholders; (ii) $109,444 in additional paid-in capital; (iii) $3,915 in proceeds from convertible debenture; and (iv) offset by ($157,032) in repayment of loan payable.

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

To execute on our strategy to become a digital media company we formed our new subsidiary, Beijing Joannes. Beijing Joannes is intended to be our digital media company and it is expected to distribute all digital content. Beijing Joannes has anticipated in operating its business to consumer (B2C) e-commerce portal as www.geezip.com, and expects to allow customers to purchase electronic and hard copies of books on-line.

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

The report of the independent registered public accounting firm that accompanies our June 30, 2010 and June 30, 2009 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

Loans Payable/Convertible Debenture

During 2010/11, a material commitment for us relates to the Forbearance and Settlement Agreement with Cornell and Highgate. On December 29, 2006, we completed the debt restructuring with Cornell and Highgate under the Forbearance and Settlement Agreement. Pursuant to the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the Securities Purchase Agreement previously entered into by us with Cornell and Highgate dated November 23, 2005 and amended on March 23, 2006, and the two convertible debentures in the amounts of $1,250,000 to Highgate dated November 23, 2005 and $2,000,000 to Cornell dated March 23, 2006 (collectively, the “Convertible Debentures”) in accordance with the terms and conditions set forth in the Forbearance and  Settlement Agreement.

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

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During fiscal years ended June 30, 2009 and June 30, 2008, Cornell and Highgate converted an aggregate of 266,655,668 and 44,016,843 shares, respectively, against the outstanding amount at a total conversion price of $144,532 and $152,200, respectively. During fiscal year ended June 30, 2010, Cornell and Highgate converted an aggregate of 9,600,000 shares against the outstanding amount at a total conversion price of $11,436.

LOANS FROM SHAREHOLDERS

During fiscal year 2010/11, a material commitment for us relates to the loans from shareholders. The outstanding amount of $10,176,526 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal years ended June 30, 2010 and June 30, 2009, we calculated imputed interest expense of $419,775 and $342,847, respectively, in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders’ loan at a total conversion price of $12,500.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 and December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  There was no material impact on the financial statements presented herein.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  There was no material impact on the financial statements presented herein.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard categorizes the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.  The Company has adopted the new accounting standard.  There was no material impact on the financial statements presented herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Xinhua China Ltd.

Audited Consolidated Financial Statements

June 30, 2010 and 2009

Xinhua China Ltd.

Board of Directors and Stockholders
Xinhua China Ltd.

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Xinhua China Ltd. and its subsidiaries (“the Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010 and 2009 and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	Samuel H. Wong & Co., LLP
August 7, 2010	Certified Public Accountants

Xinhua China Ltd.
Consolidated Balance Sheets
As of June 30, 2010 and 2009
(Stated in US Dollars)

	Notes	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	3D	$255,810	$45,769
Accounts receivable, net	3E	75,125	74,228
Other receivables and prepayments	4	241,353	224,535
Total Current Assets		572,288	344,532

Long-term Assets
Property, plant & equipment, net	3F,5	204,062	55,156
Intangible Assets		78,242	-
Total Long-term Assets		282,304	55,156

Total Assets		$854,592	$399,688

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	6	$570,834	$754,025
Current portion of loans payable	3S,7	1,472,311	1,490,911
Total Current Liabilities		2,043,145	2,244,936

Long-term Liabilities
Loans payable	3S,7	1,058,261	1,058,261
Loans from shareholders	8	10,176,526	5,945,061
Total Long-term Liabilities		11,234,787	7,003,322

Total Liabilities		$13,277,932	$9,248,258

See Accompanying Notes to the Consolidated Financial Statements

Xinhua China Ltd.
Consolidated Balance Sheets
As of June 30, 2010 and 2009
(Stated in US Dollars)

	Note	2010	2009
Stockholders' Equity

Common Stock $0.00001 Par Value 500,000,000 Shares Authorized; 499,911,400 and 490,311,400 shares issued and outstanding at June 30, 2010 and 2009, respectively.	9	$4,999	$4,903
Additional paid in capital		11,831,075	11,399,960
Accumulated other comprehensive income		40,149	38,756
Accumulated deficit		(24,299,563)	(20,292,189)
Total Stockholders' (Deficit)/Equity		(12,423,340)	(8,848,570)

Total Liabilities & Stockholders' Equity		$854,592	$399,688

See Accompanying Notes to the Consolidated Financial Statements

Xinhua China Ltd.
Consolidated Statements of Income
For the years ended June 30, 2010 and 2009
(Stated in US Dollars)

	Note
Revenue			2010	2009

Revenue, net			$-		$-
Revenue, net – related parties			-		-
Cost of Sales, net	3	H	-		-
Cost of Sales, net – related parties	3	I	-		-
Gross Profit			-		-

Operating Expenses

Selling, General, and Administrative Expenses	13		742,802		680,536
Total Operating Expense			742,802		680,536

Operating Income/(Loss)			(742,802)		(680,536)

Other Income (Expenses)
Other Income			-		179,621
Interest Income			774		-
Gain on debt restructuring			-		73,427
Interest Expense	14		(465,346)		(451,247)
Impairment Loss on Boheng investment	17		-		(1,625,000)
Loss on Sale of Investment	18		(2,800,000)		-
Loss before minority interest and income tax			(3,264,572)		(2,503,735)

Loss before Income Tax			(4,007,374)		(2,503,735)

Income Tax	3M,15		-		-

Net Loss			$(4,007,374)		$(2,503,735)

Basic & Diluted Earnings Per Share	3N,20		$(0.008)	$	(0.016)

Weighted Average Shares Outstanding			499,930,841		375,084,602

See Accompanying Notes to the Consolidated Financial Statements

Xinhua China Ltd.
Consolidated Statements of Stockholders’ Equity
As of June 30, 2010 and 2009
(Stated in US Dollars)

			Additional		Other
	Number of	Common	Paid in	Comprehensive	Comprehensive	Accumulated
	Shares	Stock	Capital	Income(Loss)	Income(Loss)	Deficit	Total

Balance, July 1, 2008	98,655,733	987	10,903,997	(17,750,304)	38,149	(17,788,454)	(6,845,321)
Additional Paid-in Capital	-	-	109,444	-	-	-	109,444
Imputed interest on interest free advances from related party	-	-	386,519	-	-	-	386,519
Issuance of shares to Highgate	266,655,667	2,666	-	-	-	-	2,666
Issuance of shares to Xianping Wang	125,000,000	1,250	-	-	-	-	1,250
Foreign Currency translation	-	-	-	607	607	-	607
Net Loss for year	-	-	-	(2,503,735)	-	(2,503,735)	(2,503,735)
Balance, June 30, 2009	490,311,400	4,903	11,399,960	(20,253,432)	38,756	(20,292,189)	(8,848,570)

Balance, July 1, 2009	490,311,400	4,903	11,399,960	(20,253,432)	38,756	(20,292,189)	(8,848,570)
Additional Paid-in Capital	-	-	419,775	-	-	-	419,775
Imputed interest on interest free advances from related party	-	-	11,340	-	-	-	11,340
Issuance of shares to Highgate	9,600,000	96	-	-	-	-	96
Foreign Currency translation	-	-	-	1,393	1,393	-	1,393
Net Loss for year	-	-	-	(4,007,374)	-	(4,007,374)	(4,007,374)
Balance, June 30, 2010	499,911,400	4,999	11,831,075	(24,259,413)	40,149	(24,299,563)	(12,423,340)

Accumulated Comprehensive Income

	June 30, 2010	June 30, 2009
Comprehensive Income(Loss)
Net Loss	$(4,007,374)	$(2,503,735)
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,393	607
Total Comprehensive Income	$(4,005,981)	$(2,503,128)

See Accompanying Notes to the Consolidated Financial Statements

Xinhua China Ltd.
Consolidated Statements of Cash Flows
For the year ended June 30, 2010 and 2009
(Stated in US Dollars)

	2010	2009
Cash Flow from Operating Activities:
Net Loss/(Loss)	(4,007,374)	$(2,503,735)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	28,000	26,585
Amortization	2,442	-
Imputed interest expense	463,397	412,577
Amortization of deferred imputed interest from note receivable	-	13,768

Changes in assets and liabilities:
Decrease/(Increase) Accounts receivable	(897)	337,554
Decrease/(Increase) Other receivables and prepayments	(16,696)	-
Decrease/(Increase) Accounts Payable and accrued liabilities	(233,976)	(381,339)
Decrease/(Increase) in Deferred Revenue	-	(18,355)
Cash Sourced/(Used) in Operating Activities	(3,765,105)	(2,112,945)

Cash Flows from Investing Activities:
Purchase of plant and equipment	(176,906)	(7,956)
Purchase of intangible assets	(80,685)	-
Impairment loss on impairment of asset	-	1,625,000
Cash Used/(Sourced) in Investing Activities	(257,591)	1,617,044

Cash Flows from Financing Activities:
Proceeds from convertible debenture	96	3,915
Repayment of Loan Payable	(11,436)	(157,032)
Loans from shareholders	4,228,186	547,132
Additional Paid-in Capital	11,340	109,444
Cash Sourced/(Used) in Financing Activities	4,228,186	503,459

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	210,042	7,035

Effect of Currency Translation	4,551	(523)

Cash & Cash Equivalents at Beginning of Year	45,769	38,733

Cash & Cash Equivalents at End of Year	$255,810	$45,769

Cash paid for interest expenses	$-	$-

See Accompanying Notes to the Consolidated Financial Statements

Xinhua China Ltd.
Notes to Consolidated Financial Statements
For the years ended June 30, 2010 and 2009
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

Details of the Company’s subsidiaries as of June 30, 2010 are described below:

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

As of June 30, 2010, the Company had no working capital but current liabilities exceeding current assets by $1,470,857 and an accumulated deficit of $24,299,563 due to the fact that the Company continued to incur losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Xinhua China Ltd.
Notes to the Consolidated Financial Statements
For the years ended June 30, 2010 and 2009
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
For the years ended June 30, 2010 and 2009
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

G.	Impairment of Long-life Assets

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

Xinhua China Ltd.
Notes to the Consolidated Financial Statements
For the years ended June 30, 2010 and 2009
(Stated in US Dollars)

Shipping and handling fees billed to customers are included in sales.  Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of income.  EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the year ended June 30, 2010, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”.  For the period ended June 30, 2010, advertising expenses amount to zero.

L.	Comprehensive Income

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
For the years ended June 30, 2010 and 2009
(Stated in US Dollars)

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
For the years ended June 30, 2010 and 2009
(Stated in US Dollars)
Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net loss for the year ended June 30, 2010, the Company shall not be subject to income tax.

N.	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 of common stock at June 30, 2010 is anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

O.	Foreign Currencies Translation

The functional and reporting currency of the Company is the United States dollars (“U.S. dollars”).  The accompanying consolidated financial statements have been expressed in U.S. dollars.

The functional currency of the Company’s foreign subsidiaries is the Renminbi Yuan (“RMB”).  The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date.  The statement of income is translated using a weighted average rate for the year.  Translation adjustments are reflected as cumulative translation adjustments in stockholders’ equity.

Exchange Rates	6/30/2010	6/30/2009
Year end RMB : US$ exchange rate	6.7909	6.8319
Average yearly RMB : US$ exchange rate	6.8235	6.8355

Xinhua China Ltd.
Notes to the Consolidated Financial Statements
For the years ended June 30, 2010 and 2009
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

All material related part transactions have been disclosed.

R.	Equity-Based Compensation

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

No options were granted during the year ended June 30, 2010.

Detailed movement of stock-based compensation has been disclosed in the Note 10-Stock Option Plan.

Xinhua China Ltd.
Notes to the Consolidated Financial Statements
For the years ended June 30, 2010 and 2009
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

T.	Recently Issued Accounting Standard

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  There was no material impact on the financial statements presented herein.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  There was no material impact on the financial statements presented herein.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard categorizes the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.  The Company has adopted the new accounting standard.  There was no material impact on the financial statements presented herein.

4.	OTHER RECEIVABLES AND PREPAYMENT

	2010	2009
Prepayments	$241,353	$224,535

The carrying amounts of prepayments approximate their fair value.

Xinhua China Ltd.
Notes to the Consolidated Financial Statements
For the years ended June 30, 2010 and 2009
(Stated in US Dollars)

5.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment as of June 30, 2010 and 2009 consists of the following:

	2010	2009
Equipment and machinery	$174,428	$53,418
Motor vehicles	81,959	47,007
Leasehold Improvement	37,756	16,306
	294,143	116,731
Less: Accumulated Depreciation	(90,081)	(61,576)
	$204,062	$55,156

Depreciation expense for 2010 and 2009 was $28,000 and $26,585.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2010 and 2009 consists of the following:

	2010	2009

Accounts payable	$570,834	$754,025

7.	LOANS PAYABLE/CONVERTIBLE DEBENTURE

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
For the years ended June 30, 2010 and 2009
(Stated in US Dollars)

Payment Date	Cash Payment	Conversion of Debenture
March 10, 2007	$250,000	250,000
September 30, 2007	375,000	375,000
October 31, 2007	375,000	375,000
January 31, 2008	250,000	250,000
July 31, 2008	625,000	625,000
	$1,875,000	1,875,000

The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively.  During the years ended June 30, 2010 and 2009, the debenture holders converted 9,600,000 and 266,655,668 shares against outstanding loan at a total conversion price of $11,436 and $144,532, respectively.

Loans Payable outstanding as of June 30, 2010 amount to $2,530,573 of which $1,472,311 and $1,058,261 were attributed to current portion and long-term, respectively.

Loans Payable outstanding as of June 30, 2009 amount to $2,549,172 of which $1,490,911 and $1,058,261 were attributed to current portion and long-term, respectively.

8.	LOANS FROM SHAREHOLDERS

The total outstanding amount of $10,176,526 represents cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured and not repayable within the next twelve months.  For the year ended June 30, 2010 and 2009, there was $419,775 and $342,847 imputed interest, at 6.00% per annum, recorded.

9.	COMMON STOCK AND WARRANTS

A.	Common Stock

During 2005, the authorized capital stock of the Company increased from $1,000 consisting of 100,000,000 shares of common stock of par value $0.00001 each to $5,000 consisting of 500,000,000 shares of common stock of par value $0.00001 each.

Xinhua China Ltd.
Notes to the Consolidated Financial Statements
For the years ended June 30, 2010 and 2009
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
For the years ended June 30, 2010 and 2009
(Stated in US Dollars)

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

Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan.  The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries.  The total contributions made for such employee benefits were $99,075 and $53,457 for the years ended 2010 and 2009, respectively.

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

13.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2010	2009

Legal and professional fees	$80,552	$106,275
Management Fee	120,000	150,000
Office expenses	160,220	73,481
Salaries and benefits	268,739	169,698
Vehicle expense	31,291	6,779
Other expenses	82,000	174,303
	$742,802	$680,536

Xinhua China Ltd.
Notes to the Consolidated Financial Statements
For the years ended June 30, 2010 and 2009
(Stated in US Dollars)

14.	INTEREST EXPENSE

	2010	2009
Interest expense from the amortization of deferred financing cost and discount on convertible debenture	$-	$39,826
Imputed interest charged	412,611	372,751
Interest on loans from related parties	51,350	13,768
Interest paid in cash	1,949	-
	$465,346	$451,247

15.	INCOME TAX

The Company is subject to U.S. corporate taxes at a rate of 35%.  Pac-Poly is a BVI company and is not subject to income taxes.  Pursuant to the PRC Income Tax Laws, the PRC subsidiaries are generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).  Effective January 1, 2008, PRC government adopted a new uniform tax rate of 25% applicable to domestic and foreign enterprise.

Neither the Company nor its subsidiaries had any assessable income for the period and so neither provision nor benefit for EIT was recorded for the year ended June 30, 2010.

Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years’ taxable income.

As of June 30, 2010 and 2009, valuation allowances of $4,007,374 and $2,503,735 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

16.	CONCENTRATION OF RISK

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

Xinhua China Ltd.
Notes to the Consolidated Financial Statements
For the years ended June 30, 2010 and 2009
(Stated in US Dollars)

17.	IMPAIRMENT LOSS ON BOHENG INVESTMENT

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

18.	LOSS ON SALE OF INVESTMENT

The Company sold its long-term investment in Xinhua C&D and Beijing Boheng Investments and Management Co., Ltd. during the year and resulted in a loss of $2,800,000, which is reflected in the Income Statement.

19.	COMMITMENT AND CONTINGENCIES

The Company currently occupies two office premises under two lease agreements indicated as Lease A and Lease B.  Lease A leases an office premise located at Dongcheng District under a non-cancelable operating lease for a term of three years from January 1, 2009 to December 31, 2011.  Lease B leases an office premise located at Xuanwu District under a non-cancelable operating lease for a term of two years from November 18, 2009 to November 17, 2011.  The cost incurred under these operating leases are recorded as rental expense and totaled $ 91,888 and $65,944 for years ended June 30, 2010 and 2009, respectively.  Future minimum rental payments due according to the operating leases until date of termination are as followed:

	Lease A	Lease B
Within one year	$70,683	$37,108
Within year two until termination	35,341	15,462
	$106,024	$52,570

Xinhua China Ltd.
Notes to the Consolidated Financial Statements
For the years ended June 30, 2010 and 2009
(Stated in US Dollars)

20.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

Basic and diluted net loss per share calculation:	2010	2009

(a). Numerator:
Net loss used in computing basic net loss per share	4,007,473	2,503,735

(b). Denominator:
Weighted average ordinary shares outstanding	499,930,841	375,084,602

Basic and diluted net loss per share	$0.008	$0.016

For the year ended June 30, 2010 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on July 25, 2007, our Board of Directors appointed Samuel H. Wong & Co., LLP (“Wong & Co.”) as our principal independent registered public accounting firm.

The report of Wong & Co. on our financial statements for fiscal years ended June 30, 2010 and June 30, 2009 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our fiscal years ended June 30, 2010 and June 30, 2009, there were no disagreements between us and Wong & Co., whether or not resolved, on any matter of accounting  principles or practices,  financial  statement  disclosure,  or auditing  scope or  procedure, which,  if not resolved to the  satisfaction  of Wong & Co., would have caused Wong & Co. to make reference thereto in their reports on our audited consolidated financial statements.

In connection with our appointment of Wong & Co. as our principal registered accounting firm, we have not consulted with Wong & Co. on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

The address and telephone number of our principal registered accounting  firm is: Samuel H. Wong & Co., LLP,  2010 Pioneer Court, San Mateo, California  94403,  telephone 415.732.1288, fax 415.397.9028 and email swongcpa@aol.com

ITEM 9A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our  management,  including  our chief  executive  officer  and chief  financial officer,  does expect that our disclosure  controls and procedures or our internal  controls will prevent all error and all fraud.  A control  system,  no matter how well  conceived  and  operated,  can  provide  only  reasonable,  not absolute,  assurance that the objectives of the control system are met. Further, the design of a control system must  reflect  the fact that there are  resource constraints  and the benefits of controls must be  considered  relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective.

This  Annual  Rport  does not include an  attestation  report of our registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit the company to provide  only  management's report in this Annual Report.

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

As of the date of this Annual Report our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Xianping Wang	49	President/Chief Executive Officer/Chief Financial
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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2010.

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

Our Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. Our Board of Directors considered whether our principal independent accountant was independent, and concluded that the auditor for the fiscal year ended June 30, 2010 was independent.

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Xianping Wang (1)	2010	120,000	0	0	0	0	0	0
President, CEO and	2009	120,000	0	0	0	0	0	0
Director	2008	120,000	0	0	0	0	0	0

(1)           Mr. Xianping Wang was appointed as a director on August 5, 2004 and as our President and Chief Executive Officer on September 4, 2004.
(2)           Mr. Xianping Wang was to receive $10,000 per month starting Feb. 2005. However, this amount has been accrued by Mr. Wang. Therefore, for the fiscal years ended June 30, 2010, 2009 and 2008, we have outstanding obligations of $120,000 owing to Mr. Wang for each year.

No long term incentive plan awards were made to any executive officer during the fiscal years ended June 30, 2010 and June 30, 2009.

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JUNE 30, 2009

The following table sets forth information as at June 30, 2010 relating to options that have been granted to the Named Executive Officers during fiscal year ended June 30, 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Xianping Wang, Chief Executive Officer/President	-0-	-0-	-0-	--	---	---	---	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended June 30, 2019:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xianping Wang	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Xianping Wang B-26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, China	2,500,000(1)	President, Chief Executive Officer and a director	Nil
All officers and Directors as a Group (1 Person)	2,500,000 (1)		Nil

(1)           These are restricted shares of common stock. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 499,911,400 shares issued and outstanding.

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

It is  possible,  however,  that debts owed to Mr. Wang, our President/Chief Executive Officer and sole director, could be  demanded  and cause us  serious  harm if we are unable to pay and must settle in some  manner.  The aggregate amount owed to Mr. Wang up to June 30, 2019 is $5,945,061 (not including his salary of $120,000 in 2010, 2009 and 2008 which remains accrued and unpaid). The shareholders loan is interest free, but the loan accrues interest at the rate of 6% annually and has been recorded as additional paid in capital. Adjustments, conversions or other action could be taken as to his debt, including the recent conversion of $12,500.00 into 125,000,000 shares of common stock by the Assignee. Moreover, Mr. Wang was to receive $10,000 per month starting Feb.  2005.  However, this amount has been accrued and is due and owing to Mr. Wang.  Therefore, for fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008, we have outstanding obligations of $120,000 owing to Mr. Wang.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements for fiscal year ended June 30, 2010 and review of our financial statements for quarters ended September 30, 2009, December 31, 2009 and March 31, 2010 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $50,000 to Wong & Co.

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

XINHUA CHINA LTD.

Dated: October 13, 2010	By:	/s/XIANPING WANG
Xianping Wang
President/Chief Executive Officer

Dated: October 13, 2010	By:	/s/XIANPING WANG
Xianping Wang
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Xianping Wang	President, Chief Executive Officer,	October 9, 2010
Xianping Wang	Chief Financial Officer and a Director