Form 10-Q
period 2010-09-30
XINHUA CHINA LTD
filed 2010-11-22
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the six month period ended September 30, 2010

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
Common Stock, $0.00001 par value
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer   ☐                                                               Accelerated filer   ☐                                                      Non-accelerated filer   ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒ No

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of November 22, 2010
Common Stock $0.00001 par value	499,911,400

XINHUA CHINA LTD.

FORM 10-Q

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

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND JUNE 30, 2010

(Stated in US Dollars)

Xinhua China Ltd.

Board of Directors and Stockholders
Xinhua China Ltd.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim balance sheets of Xinhua China Ltd. (“the Company”) as of September 30, 2010 and June 30, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three-months ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
October 23, 2010	Certified Public Accountants

Xinhua China Ltd.
Unaudited Balance Sheets
As of September 30, 2010 and June 30, 2010
(Stated in US Dollars)

			(Audited)
	Notes	September 30, 2010	June 30, 2010
ASSETS
Current Assets
Cash and Cash Equivalents	3D	$-	$255,810
Accounts Receivable, net	3E	-	75,125
Other Receivables and Prepayments	4	23,000	241,353
Total Current Assets		23,000	572,288

Long-term Assets
Property, Plant & Equipment, net	3F,5	-	204,062
Intangible Assets, net	5	-	78,242
Total Long-term Assets		-	282,304

Total Assets		$23,000	$854,592

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	6	$141,503	$570,834
Current portion of Loans Payable	7	1,498,075	1,472,311
Total Current Liabilities		1,639,578	2,043,145

Long-term Liabilities
Loans Payable	7	1,058,261	1,058,261
Loans from Shareholders	8	10,401,280	10,176,526
Total Long-term Liabilities		11,459,541	11,234,787

Total Liabilities		$13,099,119	$13,277,932

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Balance Sheets
As of September 30, 2010 and June 30, 2010
 (Stated in US Dollars)

			(Audited)
	Note	September 30, 2010	June 30, 2010

Stockholders' Equity

Common Stock $0.00001 Par Value 500,000,000 Shares Authorized; 499,911,400 and 499,911,400 shares issued and outstanding at September 30, 2010 and June 30, 2010, accordingly.	9	$4,999	$4,999
Additional Paid-In Capital		11,940,301	11,831,075
Accumulated Other Comprehensive Income		(30,390)	40,149
Accumulated Deficit		(24,991,028)	(24,299,563)
Total Stockholders' (Deficit)/Equity		(13,076,119)	(12,423,340)

Total Liabilities & Stockholders' Equity		$23,000	$854,592

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statement of Income
For the three months ended September 30, 2010 and 2009
(Stated in US Dollars)

		Three months ended
	Note	September 30,
Revenue		2010	2009

Revenue, net	3H	$-	$-
Cost of Sales, net	3I	-	-
Gross Profit		-	-

Operating Expenses

Selling, General, and Administrative Expenses		30,000	129,019
Total Operating Expense		30,000	129,019

Operating Income/(Loss)		(30,000)	(129,019)

Other Income (Expenses)
Other Income		-	-
Interest Income		-	8
Interest Expense		122,414	104,913
Loss on disposal of subsidiaries	12	4,118,173	-
(Loss) before minority interest and income tax		(4,270,587)	(233,924)

Loss before Income Tax		(4,270,587)	(233,924)

Income Tax	3M	-	-

Discontinued Operations, net of tax	14	(71,086)	-

Net Loss		$(4,341,673)	$(233,924)

Basic & Diluted Earnings Per Share	3N,17	(0.0087)	(0.0004)

Weighted Average Shares Outstanding		499,911,400	496,259,226

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Stockholders’ Equity
For the three months ended September 30, 2010 and year ended June 30, 2010
(Stated in US Dollars)

			Additional		Other
	Number of	Common	Paid in	Comprehensive	Comprehensive	Accumulated
	Shares	Stock	Capital	Income(Loss)	Income(Loss)	Deficit	Total

Balance, July 1, 2009	490,311,400	4,903	11,399,960	(20,253,432)	38,756	(20,292,189)	(8,848,570)
Additional Paid-in Capital	-	-	419,775	-	-	-	419,775
Imputed interest on interest free advances from related party	-	-	11,340	-	-	-	11,340
Issuance of shares to Highgate	9,600,000	96	-	-	-	-	96
Issuance of shares to Xianping Wang	-	-	-	-	-	-	-
Foreign Currency translation	-	-	-	1,393	1,393	-	1,393
Net Loss for year	-	-	-	(4,007,374)	-	(4,007,374)	(4,007,374)
Balance, June 30, 2010	499,911,400	4,999	11,831,075	(24,259,413)	40,149	(24,299,563)	(12,423,340)

Balance, July 1, 2010	499,911,400	4,999	11,831,075	(24,259,413)	40,149	(24,299,563)	(12,423,340)
Additional Paid-in Capital on conversion	-	-	-	-	-	-	-
Imputed interest on interest free advances from related party	-	-	109,226	-	-	-	109,226
Issuance of shares to Highgate	-	-	-	-	-	-	-
Foreign Currency translation	-	-	-	(70,539)	(70,539)	-	(70,539)
Deconsolidation of disposed subsidiaries				3,650,208	-	3,650,208	3,650,208
Net Loss for period	-	-	-	(4,341,673)	-	(4,341,673)	(4,341,673)
Balance, September 30, 2010	499,911,400	4,999	11,940,301	(25,021,417)	(30,390)	(24,991,028)	(13,076,119)

	September 30, 2010	June 30, 2010	Total

Comprehensive Income(Loss)
Net Loss	$(4,341,673)	$(4,007,374)	$(8,349,047)

Other Comprehensive Income
Foreign Currency Translation Adjustment	(70,539)	1,393	(69,146)
Total Comprehensive Income	$(4,412,212)	$(4,005,981)	$(8,418,193)

See Accompanying Notes to the Financial Statements and Accountant’s Report

	Three months ended
	September 30,
	2010	2009
Cash Flow from Operating Activities:
Net (Loss)	$(4,341,673)	$(233,924)
Adjustments to reconcile net earnings(loss) to net cash used in operating activities:
Depreciation	-	3,856
Imputed interest expense	-	104,708

Changes in assets and liabilities:
Decrease/(Increase) Accounts receivable	7,000	-
Decrease/(Increase) Accounts Payable and accrued liabilities	(452,079)	(41,523)
Cash Sourced/(Used) in Operating Activities	(4,786,751)	(166,883)

Cash Flows from Investing Activities:
Disposal of subsidiaries	1,998,464	-
Cash Used/(Sourced) in Investing Activities	1,998,464	-

Cash Flows from Financing Activities:
Stock Issue to Highgate on debt conversion	-	96
Adjustment/(Repayment) of Loan to Highgate	18,600	(11,436)
Loans from shareholders	2,660,462	133,236
Additional Paid-in Capital	109,226	11,340
Cash Sourced/(Used) in Financing Activities	2,788,288	133,236

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(255,810)	(33,647)

Effect of Currency Translation	-	(36)

Cash & Cash Equivalents at Beginning of Period	255,810	45,769

Cash & Cash Equivalents at End of Period	$-	$12,086

Cash paid for interest expenses	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three months ended September 30, 2010
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

As of September 30, 2010, the Company disposed both subsidiaries at a loss. See note 12 – Loss on Disposal of Subsidiaries.

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2010, the Company had no working capital but current liabilities exceeding current assets by $1,616,578 and an accumulated deficit of $24,991,028 because the Company continued to incur losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

After disposal of the two subsidiaries on September 16, 2010, the Company has no subsidiaries; therefore, no consolidation is necessary.

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

Shipping and handling fees billed to customers are included in sales.  Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations.  EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the period ended September 30, 2010, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”.  For the period ended September 30, 2010, advertising expenses amount to zero.

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

Based on the consolidated net income/(loss) for the period ended September 30, 2010, the Company shall not be subject to income tax.

(N.)	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 and 499,911,400 of common stock at September 30, 2010 and June 30, 2010, respectively, are anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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

Exchange Rates	September 30, 2010	June 30, 2010	September 30, 2009
Period/year end RMB : US$ exchange rate	6.7011	6.8086	6.8376
Average period/year RMB : US$ exchange rate	6.7726	6.8347	6.8425

(P.)	Fair Value of Financial Instruments

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

The Company has adopted the above recent accounting pronouncements without any material impact on the financial statements presented herein.

4.	OTHER RECEIVABLES AND PREPAYMENT

	September 30, 2010	June 30, 2010

Prepayments	$23,000	$241,353

The carrying amounts of prepayments approximate their fair value.

5.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	September 30, 2010	June 30, 2010
Equipment and machinery	$-	$174,428
Motor vehicles	-	81,959
Leasehold Improvement	-	37,756
	-	294,143
Less: Accumulated Depreciation	-	(90,081)
	$-	$204,062

Depreciation expense for September 30, 2010 and June 30, 2010 were $0 and $28,000 respectively.

During the period ended September 30, 2010, the Company disposed all fixed assets which includes property, plant, and equipment due to the disposal of their investment in subsidiaries as noted in Note 12 – Discontinued Operations.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2010 and June 30, 2010 consists of the following:
	September 30, 2010	June 30, 2010
Accounts Payable	$141,503	$570,834

7.	LOANS PAYABLE/CONVERTIBLE DEBENTURE

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

Loans Payable outstanding as of September 30, 2010 amount to $2,556,336 of which $1,498,075 and $1,058,261 were attributed to current portion and long-term, respectively.

Loans Payable outstanding as of June 30, 2010 amount to $2,530,573 of which $1,472,311 and $1,058,261 were attributed to current portion and long-term, respectively.

8.	LOANS FROM SHAREHOLDERS

The total outstanding amount of $10,401,280 represents cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured and not repayable within the next twelve months.  For the period ended September 30, 2010, there was $109,226 imputed interest, at 6.00% annum, recorded. For the year ended June 30, 2010, there was $419,775 imputed interest, at 6.00% per annum, recorded.

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

(2)
Share purchase warrant issued from convertible debenture

On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants.  One share purchase warrant is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010.  As of September 30, 2010, zero shares of common stock were converted by the convertible debenture holders.

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

12.	LOSS ON DISPOSAL OF SUBSIDIARIES

The Company disposed its subsidiaries; namely, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd. during the quarter and resulted in a loss of $4,118,173, which is reflected in the Income Statement.

13.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

	For the three months ended
Basic and diluted net loss per share calculation:	September 30, 2010	September 30, 2009

(a). Numerator:
Net loss used in computing basic net loss per share	4,341,673	233,924

(b). Denominator:
Weighted-average ordinary shares outstanding	499,911,400	496,259,226

Basic and diluted net loss per share	$0.0087	$0.0004

For the period ended September 30, 2010 and 2009 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

14.	DISCONTINUED OPERATION

During the quarter ended September 30, 2010, the Company ceased operation of its subsidiaries; namely, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd, which were eventually disposed of before the quarter ended.  Their operation results, net of tax effect are reported in detail as follow:

Results of Operations
for the three months ended
September 30, 2010
	Beijing Joannes	Pac Poly Investment Ltd.	Total
Revenue	-	-	-
Cost of revenue	-	-	-
Gross profit	-	-	-

Selling expenses	-	-	-
General and administrative expenses	64,086	7,000	71,086
Total operating expenses	64,086	7,000	71,086

Other income	-	-	-
Interest income	-	-	-
Other expense	-	-	-
Interest expense	-	-	-

Earnings/(Losses) before tax	64,086	7,000	71,086
Income tax	-	-	-
Minority interest income	-	-	-
	64,086	7,000	71,086

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

Disposal of Subsidiaries

Pac-Poly Investments Limited
Beijing Joannes Information Technology Co. Ltd.

During the three month period ended September 30, 2010, we disposed of our subsidiaries, Pac-Poly Investments Limited and Beijing Joannes Information Technology Co. Ltd., which resulted in a loss of $4,118,173.

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

	For Three Month Period Ended September 30, 2010 (unaudited)	For Three Month Period Ended September 30, 2009 (unaudited)
Revenue
Net revenue	-0-	-0-
Cost of Sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Selling, general and administrative expenses	$30,000	$129,019
Operating Income (loss)	(30,000)	(129,019)

Other Income (Expenses)
Other income	-0-	-0-
Interest income	-0-	8
Interest expense	122,414	104,913
Loss on disposal of subsidiaries	4,118,173	-0-
Loss Before Income Tax	(4,270,587)	(233,924)
Discontinued Operations net of tax	(71,086)	-0-
Net Loss	(4,341,673)	(233,924)

RESULTS OF OPERATION

For Three Month Period Ended September 30, 2010 Compared to Three Month Period Ended September 30, 2009.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both three month periods ended September 30, 2010 and September 30, 2009.

Operating Expenses

Our total operating expenses were $30,000 for the three month period ended September 30, 2010 as compared to total operating expenses of $129,019 for the three month period ended September 30, 2009. The decrease in operating expenses during the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009 was due to a decrease in a variety of expenditures relating to our ongoing restructuring efforts. During the three month period ended September 30, 2010, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $-0-(2009: $16,783); (ii) office expenses of $-0-(2009: $1,664); (iii) salaries and benefits of $-0-(2009: $51,900); (iv) management fees of $30,000(2009: $30,000); (v) vehicle expense of $-0-(2009: $187); and (vii) other expenses of $-0-(2009: $28,485).

Selling, general and administrative expenses primarily increased based on a reorganization of our subsidiaries and personnel following the move to relocate our office.

Interest Expense

We incurred $122,414 in interest expense during the three month period ended September 30, 2010 as compared to $104,913 incurred as interest expense during the three month period ended September 30, 2009. Interest expense of $122,414 incurred during the three month period ended September 30, 2010 consisted of $122,414 (2009: $104,913) imputed interest charged on loans from related parties.

Interest Income

During the three month period ended September 30, 2010, we also recorded $-0- (2009: $8) in interest income.

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

Loss on Disposal of Subsidiaries

During the three month period ended September 30, 2010, we disposed of our subsidiaries, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd., which resulted in a loss of $4,118,173.

Therefore, our net loss during the three month period ended September 30, 2010 was ($4,341,673) or ($0.0087) per share compared to a net loss of ($233,924) or ($0.0004) per share incurred during the three month period ended September 30, 2009. The substantial increase in net loss during the three month period ended September 30, 2010 was due primarily to the loss on the disposal of our subsidiaries of $4,118,173 recorded during the three month period ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2010

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the three month period ended September 30, 2010, our current assets were $23,000 and our current liabilities were $1,639,578, resulting in a working capital deficit of $1,616,578. As at the three month period ended September 30, 2010, current assets were comprised of $30,000 in other receivables and prepayments. As at the three month period ended September 30, 2010, our current liabilities were comprised of: (i) $141,503 in accounts payable and accrued liabilities; and (ii) $1,498,075 in current portion of loans payable. See “ – Material Commitments.”

As at the three month period ended September 30, 2010, our total assets were $23,000 comprised entirely of current assets. The decrease in total assets during the three month period ended September 30, 2010 from fiscal year ended June 30, 2010 was primarily due to the decrease in valuation of long term assets, including property, plant and equipment and a decrease in current assets, including cash and cash equivalents and other receivables and prepayments.

As at the three month period ended September 30, 2010, our total liabilities were $13,099,119 comprised of: (i) $1,539,378 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $10,401,280 in loans from shareholders. The slight decrease in total liabilities during the three month period ended September 30, 2010 from fiscal year ended June 30, 2010 was primarily due to the decrease in current liabilities, primarily including accounts payable and accrued liabilities.

Stockholders’ deficit increased from ($12,423,340) for June 30, 2010 to ($13,076,119) for September 30, 2010.

Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2010, net cash flow used in operating activities was ($4,786,751) compared to net cash used operating activities of ($166,883) during the three month period ended September 30, 2009. Net cash flow from operating activities during the three month period ended September 30, 2010 consisted primarily of a net loss of ($4,341,673) changed by a decrease of $7,000 in accounts receivable and an increase of $452,079 in accounts payable and accrued liabilities.

Net cash flow from operating activities during the three month period ended September 30, 2009 consisted primarily of a net loss of ($233,924) adjusted by $3,856 in depreciation and $104,708 in imputed interest expense. Further changes in assets and liabilities consisted of an increase of $41,523 in accounts payable and accrued liabilities.

Investing Activities

During the three month period ended September 30, 2010, net cash flow used in investing activities was $1,998,464 compared to net cash flow used in investing activities of $-0- for the three month period ended September 30, 2009. The net cash flow used in investing activities of $1,998,464 during the three month period ended September 30, 2010 consisted of $1,998,464 in disposal of subsidiaries.

Financing Activities

During the three month period ended September 30, 2010, net cash flow provided by financing activities was $2,788,288 compared to net cash flow provided by financing activities of $133,236 for the three month period ended September 30, 2009. Net cash flow provided from financing activities during the three month period ended September 30, 2010 pertained primarily to $2,660,462 received as loan from shareholders compared to $133,236 received as loan from shareholders during the three month period ended September 30, 2009.

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

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During fiscal years ended June 30, 2009 and June 30, 2008, Cornell and Highgate converted an aggregate of 266,655,668 and 44,016,843 shares, respectively, against the outstanding amount at a total conversion price of $144,532 and $152,200, respectively. During fiscal year ended June 30, 2010, Cornell and Highgate converted an aggregate of 9,600,000 shares against the outstanding amount at a total conversion price of $11,436.  As at September 30, 2010, loans payable outstanding was $2,556,336 of which $1,498,075 and $1,058,261 were attributed to current portion and long-term portion, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2010/11, a material commitment for us relates to the loans from shareholders. The outstanding amount of $10,176,526 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal years ended June 30, 2010 and June 30, 2009, we calculated imputed interest expense of $419,775 and $342,847, respectively, in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders’ loan at a total conversion price of $12,500. As at September 30, 2010, there was $109,226 imputed interest at 6.00% per annum recorded.

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

ITEM 4.  CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the  effectiveness  of the design and operation of our  disclosure  controls and procedures as of September 30, 2010. Based on that  evaluation,  our Chief Executive Officer/Chief  Financial  Officer  concluded  that our  disclosure  controls and procedures were effective as of such date to ensure that information required to be disclosed  in the reports  that we file or submit under the Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal  control over  financial  reporting  during the year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated toour management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concludedth at,as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rules 13a-15(f) promulgated under the Exchange Act. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reportingand the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is effective.

This  Quarterly Rport  does not include an  attestation  report of our registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit the company to provide  only  management's report in this Annual Report.

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

No report necessary.

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

XINHUA CHINA LTD.

Dated: November 22, 2010	By:	/s/XIANPING WANG
Xianping Wang, President/Chief
Executive Officer

Dated: November 22, 2010	By:	/s/ XIANPING WANG
Xianping Wang, Acting as Interim Chief
Financial Officer