Form 10-Q
period 2010-12-31
XINHUA CHINA LTD
filed 2011-02-22
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Mark One
☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the six month period ended December 31, 2010

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of February 22, 2011 499,911,400
Common Stock $0.00001

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XINHUA CHINA LTD.

UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND JUNE 30, 2010

(Stated in US Dollars)

Xinhua China Ltd.

To the Board of Directors and
Stockholders of Xinhua China Ltd.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim balance sheets of Xinhua China Ltd. (“the Company”) as of December 31, 2010 and June 30, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the six-month periods ended December 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
February 7, 2011	Certified Public Accountants

Xinhua China Ltd.
Unaudited Balance Sheets
As of December 31, 2010 and June 30, 2010
(Stated in US Dollars)

	Notes	December 31, 2010	(Audited) June 30, 2010
ASSETS
Current Assets
Cash and Cash Equivalents	3D	$-	$255,810
Accounts Receivable, net	3E	-	75,125
Other Receivables and Prepayments	4	11,189	241,353
Total Current Assets		11,189	572,288

Long-term Assets
Property, Plant & Equipment, net	3F,5	-	204,062
Intangible Assets, net	5	-	78,242
Total Long-term Assets		-	282,304

Total Assets		$11,189	$854,592

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	6	$159,354	$570,834
Current portion of Loans Payable	7	1,498,075	1,472,311
Total Current Liabilities		1,657,429	2,043,145

Long-term Liabilities
Loans Payable	7	1,058,261	1,058,261
Loans from Shareholders	8	10,548,854	10,176,526
Total Long-term Liabilities		11,607,115	11,234,787

Total Liabilities		$13,264,544	$13,277,932

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Balance Sheets
As of December 31, 2010 and June 30, 2010
 (Stated in US Dollars)

	Note	December 31, 2010	(Audited) June 30, 2010

Stockholders' Equity

Common Stock $0.00001 Par Value 500,000,000 Shares Authorized; 499,911,400 and 499,911,400 shares issued and outstanding at December 31, 2010 and June 30, 2010, accordingly.	9	$4,999	$4,999
Additional Paid-In Capital		12,050,631	11,831,075
Accumulated Other Comprehensive Income		(30,392)	40,149
Accumulated Deficit		(25,278,593)	(24,299,563)
Total Stockholders' (Deficit)/Equity		(13,253,355)	(12,423,340)

Total Liabilities & Stockholders' Equity		$11,189	$854,592

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Income
For the six-month periods ended December 31, 2010 and 2009
(Stated in US Dollars)

		Three-month period ended		Six-month period ended
	Note	December 31,		December 31,
Revenue		2010	2009	2010	2009

Revenue, net	3H	$-	$-	-	-
Cost of Sales, net	3I	-	-	-	-
Gross Profit		-	-	-	-

Operating Expenses

Selling, General, and Administrative Expenses		164,385	167,374	194,385	296,393
Total Operating Expense		164,385	167,374	194,385	296,393

Operating Income/(Loss)		(164,385)	(167,374)	(194,385)	(296,393)

Other Income (Expenses)
Other Income		-	-	-	-
Interest Income		-	24	-	40
Interest Expense		(123,181)	(124,328)	(245,594)	(229,249)
Loss on disposal of subsidiaries	12	-	-	(4,118,173)	-
(Loss) before minority interest and income tax		(287,565)	(291,678)	(4,363,767)	(525,602)

Loss before Income Tax		(287,565)	(291,678)	(4,558,152)	(525,602)

Income Tax	3M	-	-	-	-

Discontinued Operations, net of tax	14	-	-	(71,086)	-

Net (Loss)		$(287,565)	$(233,924)	$(4,629,238)	$(525,602)

Basic & Diluted (Loss) Per Share	3N,13	(0.001)	(0.001)	(0.009)	(0.001)

Weighted Average Shares Outstanding		499,911,400	499,911,399	499,911,400	498,095,183

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Stockholders’ Equity
For the six-month periods ended December 31, 2010 and year ended June 30, 2010
(Stated in US Dollars)

			Additional		Other
	Number of	Common	Paid in	Comprehensive	Comprehensive	Accumulated
	Shares	Stock	Capital	Income(Loss)	Income(Loss)	Deficit	Total

Balance, July 1, 2009	490,311,400	4,903	11,399,960	(20,253,432)	38,756	(20,292,189)	(8,848,570)
Additional Paid-in Capital	-	-	419,775	-	-	-	419,775
Imputed interest on interest free advances from related party	-	-	11,340	-	-	-	11,340
Issuance of shares to Highgate	9,600,000	96	-	-	-	-	96
Issuance of shares to Xianping Wang	-	-	-	-	-	-	-
Foreign Currency translation	-	-	-	1,393	1,393	-	1,393
Net Loss for year	-	-	-	(4,007,374)	-	(4,007,374)	(4,007,374)
Balance, June 30, 2010	499,911,400	4,999	11,831,075	(24,259,413)	40,149	(24,299,563)	(12,423,340)

Balance, July 1, 2010	499,911,400	4,999	11,831,075	(24,259,413)	40,149	(24,299,563)	(12,423,340)
Additional Paid-in Capital on conversion	-	-	-	-	-	-	-
Imputed interest on interest free advances from related party	-	-	219,556	-	-	-	219,556
Issuance of shares to Highgate	-	-	-	-	-	-	-
Foreign Currency translation	-	-	-	(70,541)	(70,541)	-	(70,541)
Deconsolidation of disposed subsidiaries				3,650,208	-	3,650,208	3,650,208
Net Loss for period	-	-	-	(4,629,238)	-	(4,629,238)	(4,629,238)
Balance, December 31, 2010	499,911,400	4,999	12,050,631	(25,308,984)	(30,392)	(25,278,593)	(13,253,355)

	December 31, 2010	June 30, 2010	Total
Comprehensive Income(Loss)
Net Loss	$(4,629,238)	$(4,007,374)	$(8,349,047)
Other Comprehensive Income
Foreign Currency Translation Adjustment	(70,541)	1,393	(69,146)
Total Comprehensive Income	$(4,699,779)	$(4,005,981)	$(8,418,193)

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Cash Flows
For the six-month periods ended December 31, 2010 and 2009
(Stated in US Dollars)

	Three-month period ended		Six-month period ended
	December 31,		December 31,
	2010	2009	2010	2009
Cash Flow from Operating Activities:
Net (Loss)	$(287,565)	$(291,678)	$(4,629,238)	$(525,602)
Adjustments to reconcile net earnings(loss) to net cash used in operating activities:
Depreciation	-	5,593	-	9,462
Imputed interest expense	-	123,620	-	228,328

Changes in assets and liabilities:
Decrease/(Increase) Accounts receivable	11,811	(11,950)	18,811	(11,897)
Decrease/(Increase) Accounts Payable and accrued liabilities	17,851	(250,837)	(434,228)	(292,360)
Cash Sourced/(Used) in Operating Activities	(257,904)	(425,252)	(5,044,655)	(592,069)

Cash Flows from Investing Activities:
Purchase of leasehold improvements	-	(21,235)	-	(21,235)
Disposal of subsidiaries	-	-	1,998,464
Cash Used/(Sourced) in Investing Activities	-	(21,235)	1,998,464	(21,235)

Cash Flows from Financing Activities:
Stock Issue to Highgate on debt conversion	-	-	-	96
Adjustment/(Repayment) of Loan to Highgate	-	-	18,600	(11,436)
Loans from shareholders	147,574	1,164,950	2,808,036	1,298,344
Additional Paid-in Capital	110,330	-	219,556	11,340
Cash Sourced/(Used) in Financing Activities	257,904	1,164,950	3,046,192	1,298,344

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	-	718,463	-	685,040

Effect of Currency Translation	-	(204)	-	(464)

Cash & Cash Equivalents at Beginning of Period	-	12,086	-	45,769

Cash & Cash Equivalents at End of Period	$-	$730,345	$-	$730,345

Cash paid for interest expenses	$-	$-	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
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

As of December 31, 2010, the Company had no working capital but current liabilities exceeding current assets by $1,646,240 and an accumulated deficit of $25,278,593 because the Company continued to incur losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A.)	Basis of Presentation These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
(Stated in US Dollars)

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
(Stated in US Dollars)

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
(Stated in US Dollars)

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
(Stated in US Dollars)

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

Based on the consolidated net income/(loss) for the period ended December 31, 2010, the Company shall not be subject to income tax.

(N.)	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 and 499,911,400 of common stock at December 31, 2010 and June 30, 2010, respectively, are anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
(Stated in US Dollars)

Exchange Rates	December 31, 2010	June 30, 2010	December 31, 2009
Period/year end RMB : US$ exchange rate	6.6627	6.8086	6.8282
Average period/year RMB : US$ exchange rate	6.6632	6.8347	6.8293

(P.)	Fair Value of Financial Instruments

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
(Stated in US Dollars)

(S.)	Going Concern Uncertainties

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

(T.)	Recently Issued Accounting Standard

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
(Stated in US Dollars)

4.	OTHER RECEIVABLES AND PREPAYMENT

	December 31, 2010	June 30, 2010

Prepayments	$11,189	$241,353

The carrying amounts of prepayments approximate their fair value.

5.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	December 31, 2010	June 30, 2010
Equipment and machinery	$-	$174,428
Motor vehicles	-	81,959
Leasehold Improvement	-	37,756
	-	294,143
Less: Accumulated Depreciation	-	(90,081)
	$-	$204,062

Depreciation expense for December 31, 2010 and June 30, 2010 were $0 and $28,000 respectively.

During the period ended December 31, 2010, the Company disposed all fixed assets which includes property, plant, and equipment due to the disposal of their investment in subsidiaries as noted in Note 12 – Discontinued Operations.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2010 and June 30, 2010 consists of the following:

	December 31, 2010	June 30, 2010
Accounts Payable	$159,354	$570,834

7.	LOANS PAYABLE/CONVERTIBLE DEBENTURE

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
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

Loans Payable outstanding as of December 31, 2010 amount to $2,556,336 of which $1,498,075 and $1,058,261 were attributed to current portion and long-term, respectively.

Loans Payable outstanding as of June 30, 2010 amoto $2,530,573 of which $1,472,311 and $1,058,261 were attributed to current portion and long-term, respectively.

8.	LOANS FROM SHAREHOLDERS

The total outstanding amount of $10,548,854 represents cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured and not repayable within the next twelve months.  For the period ended December 31, 2010, there was $109,226 imputed interest, at 6.00% annum, recorded. For the year ended June 30, 2010, there was $419,775 imputed interest, at 6.00% per annum, recorded.

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
(Stated in US Dollars)

9	COMMON STOCK AND WARRANTS

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

(2)	Share purchase warrant issued from convertible debenture

On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants.  One share purchase warrant is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010.  As of December 31, 2010, zero shares of common stock were converted by the convertible debenture holders.

(3)	Share warrant issued for service

On May 1, 2006, the Company issued 100,000 warrants at $1.47 per share to Mr. Peter Shandro, the VP Business Strategy of the Company, in association with the planning and execution of the on-line ecommerce initiative of the Company.  Compensation expense of $94,775 was recorded with the issuance of these warrants.

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
(Stated in US Dollars)

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

12.
LOSS ON DISPOSAL OF SUBSIDIARIES

The Company disposed its subsidiaries; namely, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd. during the six-month period and resulted in a loss of $4,118,173, which is reflected in the Income Statement.

13.
NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the six-month period ended December 31, 2010
and year ended June 30, 2010
(Stated in US Dollars)

The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

	For the six-month periods ended
Basic and diluted net loss per share calculation:	December 31, 2010	December 31, 2009

(a). Numerator:
Net loss used in computing basic net (loss) per share	(4,629,238)	(525,602)

(b). Denominator:
Weighted-average ordinary shares outstanding	499,911,400	498,095,183

Basic and diluted net loss per share	$(0.009)	$(0.001)

For the period ended December 31, 2010 and 2009 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

14.
DISCONTINUED OPERATION

During the quarter ended September 30, 2010, the Company ceased operation of its subsidiaries; namely, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd, which were eventually disposed of before the quarter ended.  Their operation results, net of tax effect are reported in detail as follow:

Results of Operations
for the three months ended
September 30, 2010
	Beijing Joannes	Pac Poly Investment Ltd.	Total
Revenue	-	-	-
Cost of revenue	-	-	-
Gross profit	-	-	-

Selling expenses	-	-	-
General and administrative expenses	64,086	7,000	71,086
Total operating expenses	64,086	7,000	71,086

Other income	-	-	-
Interest income	-	-	-
Other expense	-	-	-
Interest expense	-	-	-

Earnings/(Losses) before tax	(64,086)	(7,000)	(71,086)
Income tax	-	-	-
Minority interest income	-	-	-
	(64,086)	(7,000)	(71,086)

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

RESULTS OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the six month period ended December 31, 2010 and 2009, which financial statements are included elsewhere in this Quarterly Report.

	For Six Month Period Ended December 31, 2010 (unaudited)	For Six Month Period Ended December 31, 2009 (unaudited)
Revenue
Net revenue	-0-	-0-
Cost of Sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Selling, general and administrative expenses	$194,385	$296,393
Operating Income (loss)	(194,385)	(296,393)

Other Income (Expenses)
Other income	-0-	-0-
Interest income	-0-	40
Interest expense	245,594	229,249
Loss on disposal of subsidiaries	4,118,173	-0-
Loss Before Income Tax	(4,363,767)	(525,602)
Discontinued Operations net of tax	(71,086)	-0-
Net Loss	(4,629,238)	(525,602)

RESULTS OF OPERATION

For Six Month Period Ended December 31, 2010 Compared to Six Month Period Ended December 31, 2009.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both six month periods ended December 31, 2010 and December 31, 2009.

Operating Expenses

Our total operating expenses were $194,385 for the six month period ended December 31, 2010 as compared to total operating expenses of $296,393 for the six month period ended December 31, 2009. The decrease in operating expenses during the six month period ended December 31, 2010 as compared to the six month period ended December 31, 2009 was due to a decrease in a variety of expenditures relating to our ongoing restructuring efforts. During the six month period ended December 31, 2010, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $14,000(2009: $12,286); (ii) office expenses of $6,340 (2009: $4,778); (iii) salaries and benefits of $51,631 (2009: $124,793); (iv) management fees of $60,000 (2009: $-0-); (v) vehicle expense of $12,609 (2009: $9,051); and (vii) other expenses of $49,804 (2009: $145,485).

Selling, general and administrative expenses primarily decreased during the six month period ended December 31, 2010 compared to the six month period ended December 31, 2009 based on the incurrence of expenses during the six month period ended December 31, 2009 relating to the reorganization of our subsidiaries and personnel following the move to relocate our office.

Interest Expense

We incurred $245,594 in interest expense during the six month period ended December 31, 2010 as compared to $229,249 incurred as interest expense during the six month period ended December 31, 2009. Interest expense of $245,594 incurred during the six month period ended December 31, 2010 consisted of $245,594 (2009: $229,249) imputed interest charged on loans from related parties.

Interest Income

During the six month period ended December 31, 2010, we also recorded $-0- (2009: $40) in interest income.

Loss on Disposal of Subsidiaries

During the six month period ended December 31, 2010, we disposed of our subsidiaries, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd., which resulted in a loss of $4,118,173.

Our loss before income tax during the six month period ended December 31, 2010 was ($4,558,152) compared to loss before income tax during the six month period ended December 31, 2009 of ($525,602). During the six month period ended December 31, 2010, we incurred a loss of $71,086 (2009: $-0-) relating to discontinued operations, net of tax.

Thus, our net loss during the six month period ended December 31, 2010 was ($4,629,238) or ($0.009) per share compared to a net loss of ($525,602) or ($0.001) per share incurred during the six month period ended December 31, 2009. The substantial increase in net loss during the six month period ended December 31, 2010 was due primarily to the loss on the disposal of our subsidiaries of $4,118,173 recorded during the six month period ended December 31, 2010.

For Three Month Period Ended December 31, 2010 Compared to Three Month Period Ended December 31, 2009.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both three month periods ended December 31, 2010 and December 31, 2009.

Operating Expenses

Our total operating expenses were $164,385 for the three month period ended December 31, 2010 as compared to total operating expenses of $167,374 for the three month period ended December 31, 2009. The slight decrease in operating expenses during the three month period ended December 31, 2010 as compared to the three month period ended December 31, 2009 was due to a decrease in a variety of expenditures relating to our ongoing restructuring efforts. During the three month period ended December 31, 2010, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $-0- (2009: $3,500); (ii) office expenses of $-0-(2009: $3,115); (iii) salaries and benefits of $-0- (2009: $62,700); (iv) management fees of $30,000 (2009: $-0-); (v) vehicle expense of $-0- (2009: $5,531); and (vii) other expenses of $-0- (2009: $92,528).

Interest Expense

We incurred $123,181 in interest expense during the three month period ended December 31, 2010 as compared to $124,328 incurred as interest expense during the three month period ended December 31, 2009. Interest expense of $123,181 incurred during the three month period ended December 31, 2010 consisted of $123,181 (2009: $124,328) imputed interest charged on loans from related parties.

Interest Income

During the three month period ended December 31, 2010, we also recorded $-0- (2009: $24) in interest income.

Thus, our net loss during the three month period ended December 31, 2010 was ($287,565) or ($0.001) per share compared to a net loss of ($233,924) or ($0.001) per share incurred during the three month period ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2010

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the six month period ended December 31, 2010, our current assets were $11,189 and our current liabilities were $1,657,429, resulting in a working capital deficit of $1,646,240. As at the six month period ended December 31, 2010, current assets were comprised of $11,189 in other receivables and prepayments. As at the six month period ended December 31, 2010, our current liabilities were comprised of: (i) $159,354 in accounts payable and accrued liabilities; and (ii) $1,498,075 in current portion of loans payable. See “ – Material Commitments.”

As at the six month period ended December 31, 2010, our total assets were $11,189 comprised entirely of current assets. The decrease in total assets during the six month period ended December 31, 2010 from fiscal year ended June 30, 2010 was primarily due to the decrease in valuation of long term assets, including property, plant and equipment and a decrease in current assets, including cash and cash equivalents and other receivables and prepayments.

As at the six month period ended December 31, 2010, our total liabilities were $13,264,544 comprised of: (i) $1,657,429 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $10,548,845 in loans from shareholders. The slight decrease in total liabilities during the six month period ended December 31, 2010 from fiscal year ended June 30, 2010 was primarily due to the decrease in current liabilities, primarily including accounts payable and accrued liabilities.

Stockholders’ deficit increased from ($12,423,340) for June 30, 2010 to ($13,253,355) for December 31, 2010.

Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2010, net cash flow used in operating activities was ($5,044,655) compared to net cash used operating activities of ($592,069) during the six month period ended December 31, 2009. Net cash flow from operating activities during the six month period ended December 31, 2010 consisted primarily of a net loss of ($4,629,238) changed by a decrease of $18,811 in accounts receivable and an increase of $434,228 in accounts payable and accrued liabilities.

Net cash flow from operating activities during the six month period ended December 31, 2009 consisted primarily of a net loss of ($525,602) adjusted by $9,462 in depreciation and $228,328 in imputed interest expense. Further changes in assets and liabilities consisted of an increase of $11,897 in accounts receivable and $292,360 in accounts payable and accrued liabilities.

Investing Activities

During the six month period ended December 31, 2010, net cash flow used in investing activities was $1,998,464 compared to net cash flow sourced from investing activities of ($21,235) for the six month period ended December 31, 2009. The net cash flow used in investing activities of $1,998,464 during the six month period ended December 31, 2010 consisted of $1,998,464 in disposal of subsidiaries. The net cash flow sourced from investing activities of ($21,235) during the six month period ended December 31, 2009 consisted of purchase of leasehold improvements.

Financing Activities

During the six month period ended December 31, 2010, net cash flow sourced from financing activities was $3,046,192 compared to net cash flow sourced from financing activities of $1,298,344 for the six month period ended December 31, 2009. Net cash flow sourced from financing activities during the six month period ended December 31, 2010 pertained primarily to: (i) $2,808,036 received as loan from shareholders; (ii) $18,600 in adjustment of loan to Highgate; and (iii) $219,556 in additional paid-in capital. Net cash flow sourced from net cash flow during the six month period ended December 31, 2009 pertained primarily to: (i) $1,298,344 in loan from shareholders; (ii) $11,340 in additional paid in capital; (iii) $96 in stock issue to Highgate on debt conversion, which was offset by ($11,436) in repayment of loan to Highgate.

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

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During fiscal years ended June 30, 2009 and June 30, 2008, Cornell and Highgate converted an aggregate of 266,655,668 and 44,016,843 shares, respectively, against the outstanding amount at a total conversion price of $144,532 and $152,200, respectively. During fiscal year ended June 30, 2010, Cornell and Highgate converted an aggregate of 9,600,000 shares against the outstanding amount at a total conversion price of $11,436.  As at December 31, 2010, loans payable outstanding was $2,556,336 of which $1,498,075 and $1,058,261 were attributed to current portion and long-term portion, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2010/11, a material commitment for us relates to the loans from shareholders. The outstanding amount of $10,548,854 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal years ended June 30, 2010 and June 30, 2009, we calculated imputed interest expense of $419,775 and $342,847, respectively, in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders’ loan at a total conversion price of $12,500. As at December 31, 2010, there was $109,226 imputed interest at 6.00% per annum recorded.

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

ITEM 4.  CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the  effectiveness  of the design and operation of our  disclosure  controls and procedures as of December 31, 2010. Based on that  evaluation,  our Chief Executive Officer/Chief  Financial  Officer  concluded  that our  disclosure  controls and procedures were effective as of such date to ensure that information required to be disclosed  in the reports  that we file or submit under the Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal  control over  financial  reporting  during the year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Audit Committee

Our Board of Directors has not established an audit committee.  The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

XINHUA CHINA LTD

Dated: February 21, 2010	By:	/s/XIANPING WANG
Xianping Wang
President/Chief Executive Officer

Dated: February 21, 2010	By:	/s/ XIANPING WANG
Xianping Wang
Acting as Interim Chief Financial Officer