Form 10-Q
period 2011-03-31
XINHUA CHINA LTD
filed 2011-05-23
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended March 31, 2011

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-33195

Xinhua China Ltd.
(Name of small business issuer in its charter)

Nevada	88-0437644
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification No.)

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
N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 17, 2011
Common Stock $0.00001 par value	499,911,400

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

MARCH 31, 2011 AND JUNE 30, 2010

(Stated in US Dollars)

Xinhua China Ltd.

To the Board of Directors and
Stockholders of Xinhua China Ltd.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim balance sheets of Xinhua China Ltd. (“the Company”) as of March 31, 2011 and June 30, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the nine-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
May 5, 2011	Certified Public Accountants

Xinhua China Ltd.
Unaudited Balance Sheets
As of March 31, 2011 and June 30, 2010
(Stated in US Dollars)

			(Audited)
	Notes	March 31, 2011	June 30, 2010
ASSETS
Current Assets
Cash and Cash Equivalents	3D	$-	$255,810
Accounts Receivable, net	3E	-	75,125
Other Receivables and Prepayments	4	10,655	241,353
Total Current Assets		10,655	572,288

Long-term Assets
Property, Plant & Equipment, net	3F,5	-	204,062
Intangible Assets, net	5	-	78,242
Total Long-term Assets		-	282,304

Total Assets		$10,655	$854,592

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	6	$265,449	$570,834
Current portion of Loans Payable	7	1,498,075	1,472,311
Total Current Liabilities		1,763,525	2,043,145

Long-term Liabilities
Loans Payable	7	1,058,261	1,058,261
Loans from Shareholders	8	10,588,854	10,176,526
Total Long-term Liabilities		11,647,115	11,234,787

Total Liabilities		$13,410,640	$13,277,932

Stockholders' Equity

Common Stock $0.00001 Par Value 500,000,000 Shares Authorized; 499,911,400 and 499,911,400 shares issued and outstanding at March 31, 2011 and June 30, 2010, accordingly.	9	$4,999	$4,999
Additional Paid-In Capital		12,159,080	11,831,075
Accumulated Other Comprehensive Income		(30,392	40,149
Accumulated Deficit		(25,533,672	(24,299,563)
Total Stockholders' (Deficit)/Equity		(13,399,985	(12,423,340)

Total Liabilities & Stockholders' Equity		$10,655	$854,592

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Income
For the nine-month periods ended March 31, 2011 and 2010
(Stated in US Dollars)

	Note	Three-month period ended		Nine-month period ended
		March 31,		March 31,
Revenue		2011	2010	2011	2010

Revenue, net	3H	$-	$-	-	-
Cost of Sales, net	3I	-	-	-	-
Gross Profit		-	-	-	-

Operating Expenses

Selling, General, and Administrative Expenses		134,058	181,241	328,443	477,634
Total Operating Expense		134,058	181,241	328,443	477,634

Operating Income/(Loss)		(134,058)	(181,241)	(328,443)	(477,634)

Other Income (Expenses)
Other Income		-	-	-	-
Interest Income		-	402	-	442
Interest Expense		(121,021)	(120,156)	(366,615)	(349,406)
Loss on disposal of subsidiaries	12	-	-	(4,118,173)	-
(Loss) before minority interest and income tax		(255,079)	(300,995)	(4,484,788)	(826,598)

Loss before Income Tax		(255,079)	(300,995)	(4,813,231)	(826,598)

Income Tax	3	-	-	-	-

Discontinued Operations, net of tax	14	-	-	(71,086)	-

Net (Loss)		$(255,079)	$(300,995)	$(4,884,317)	$(826,598)

Basic & Diluted (Loss) Per Share	3N,13	(0.0005)	(0.0006)	(0.0098)	(0.0017)

Weighted Average Shares Outstanding		499,911,400	499,911,400	499,911,400	499,911,400

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Stockholders’ Equity
For the nine-month period ended March 31, 2011 and year ended June 30, 2010
(Stated in US Dollars)

			Additional		Other
	Number of	Common	Paid in	Comprehensive	Comprehensive	Accumulated
	Shares	Stock	Capital	Income(Loss)	Income(Loss)	Deficit	Total

Balance, July 1, 2009	490,311,400	4,903	11,399,960	(20,253,432)	38,756	(20,292,189)	(8,848,570)
Additional Paid-in Capital	-	-	419,775	-	-	-	419,775
Imputed interest on interest free advances from related party	-	-	11,340	-	-	-	11,340
Issuance of shares to Highgate	9,600,000	96	-	-	-	-	96
Foreign Currency translation	-	-	-	1,393	1,393	-	1,393
Net Loss for year	-	-	-	(4,007,374)	-	(4,007,374)	(4,007,374)
Balance, June 30, 2010	499,911,400	4,999	11,831,075	(24,259,413)	40,149	(24,299,563)	(12,423,340)

Balance, July 1, 2010	499,911,400	4,999	11,831,075	(24,259,413)	40,149	(24,299,563)	(12,423,340)
Additional Paid-in Capital on conversion	-	-	-	-	-	-	-
Imputed interest on interest free advances from related party	-	-	328,005	-	-	-	328,005
Foreign Currency translation	-	-	-	(70,541)	(70,541)	-	(70,541)
Deconsolidation of disposed subsidiaries				3,650,208	-	3,650,208	3,650,208
Net Loss for period	-	-	-	(4,884,317)	-	(4,884,317)	(4,884,317)
Balance, March 31, 2011	499,911,400	4,999	12,159,080	(25,533,672)	(30,392)	(25,533,672)	(13,399,985)

	March 31, 2011	June 30, 2010	Total
Comprehensive Income(Loss)
Net Loss	$(4,884,317)	$(4,007,374)	$(8,891,691)

Other Comprehensive Income

Foreign Currency Translation Adjustment	(70,541)	1,393	(69,148)

Total Comprehensive Income	$(4,954,858)	$(4,005,981)	$(8,960,839)

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Cash Flows
For the nine-month periods ended March 31, 2011 and 2010
(Stated in US Dollars)

	Three-month period ended		Nine-month period ended
	March 31,		March 31,
	2011	2010	2011	2010
Cash Flow from Operating Activities:
Net (Loss)	$(255,079)	$(300,995)	(4,884,317)	$(826,598)
Adjustments to reconcile net earnings(loss) to net cash used in operating activities:
Depreciation	-	8,410	-	17,872
Imputed interest expense	-	120,076	-	348,404

Changes in assets and liabilities:
Decrease/(Increase) Accounts receivable	534	12,245	19,345	348
Decrease/(Increase) Other receivable and prepayments	-	(3,139)	19,345	(3,139)
Decrease/(Increase) Accounts Payable and accrued liabilities	106,095	(2,348)	(328,133)	(294,709)
Cash Sourced/(Used) in Operating Activities	(148,450)	(165,751)	(5,193,105)	(757,821)

Cash Flows from Investing Activities:
Purchase of leasehold improvements	-	-	-	(21,235)
Purchase of plant and equipment	-	(82,429)		(82,429)
Purchase of intangible assets	-	(39,260)		(39,260)
Disposal of subsidiaries	-	-	1,998,464	-
Cash Used/(Sourced) in Investing Activities	-	(121,689)	1,998,464	(142,924)

Cash Flows from Financing Activities:
Stock Issue to Highgate on debt conversion	-	-	-	96
Adjustment/(Repayment) of Loan to Highgate	-	-	18,600	(11,436)
Loans from shareholders	40,000	30,000	2,848,036	1,328,186
Additional Paid-in Capital	108,450	-	328,005	11,340
Cash Sourced/(Used) in Financing Activities	148,450	30,000	3,194,641	1,328,186

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	-	(257,440)	-	427,449

Effect of Currency Translation	-	313	-	8

Cash & Cash Equivalents at Beginning of Period	-	730,345	-	45,769

Cash & Cash Equivalents at End of Period	$-	$473,218	-	$473,218

Cash paid for interest expenses	$-	$-	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
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

2.
GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2011, the Company had no working capital but current liabilities exceeding current assets by $1,752,870 and an accumulated deficit of $25,533,672 because the Company continued to incur losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A.)	Basis of Presentation These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
(Stated in US Dollars)

(B.)
Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported.  Actual results may differ from these Estimates.

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
(Stated in US Dollars)

(G.)
Impairment of Long-life Assets

In accordance with ASC 360, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of’, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.  The Company reviews long-lived assets, if any, to determine whether the carrying values are not impaired.

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

Shipping and handling fees billed to customers are included in sales.  Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of operations.  EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the period ended March 31, 2011, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of income.

(I.)	Cost of Sales Cost of sales includes depreciation of property, plant, and equipment and purchase costs.

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
(Stated in US Dollars)

(J.)
Value-Added Tax

The Company is subject to value added tax (“VAT”) imposed by the PRC on sales.  The output VAT is charged to customers who purchase books from the Company and the input VAT is paid when the Company purchases books from publishers.  The VAT rate is 13%.  The input VAT can be offset against the output VAT.

(K.)	Advertising Expenses The Company expenses advertising costs as incurred. For the period ended March 31, 2011, advertising expenses amount to zero.

(L.)
Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources.  Accumulated comprehensive income, as presented in the accompanying statement of changes in owners’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

(M.)
Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented ASC 740 - Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
(Stated in US Dollars)

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income/(loss) for the period ended March 31, 2011, the Company shall not be subject to income tax.

(N.)
Loss Per Share

The Company calculates loss per share in accordance with ASC 260, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 and 499,911,400 of common stock at March 31, 2011 and June 30, 2010, respectively, are anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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

Exchange Rates	March 31, 2011	June 30, 2010	March 31, 2010
Period/year end RMB : US$ exchange rate	6.5564	6.8086	6.8263
Average period/year RMB : US$ exchange rate	6. 6656	6.8347	6.8285

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
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

(R.)
Convertible Debenture Issued with Stock Purchase Warrants

The Company accounts for the issuance of and modifications to the convertible debt issued with stock purchase warrants in accordance with ASC 470, Accounting for Convertible Debt.

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
(Stated in US Dollars)

(S.)
Going Concern Uncertainties

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

(T.)
Recently Issued Accounting Standard

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010.  The Company has adopted the above recent accounting pronouncements without any material impact on the financial statements presented herein.

4.	OTHER RECEIVABLES AND PREPAYMENT

	March 31, 2011	June 30, 2010

Prepayments	$10,655	$241,353

The carrying amounts of prepayments approximate their fair value.

5.	PROPERTY, PLANT, AND EQUIPMENT, NET Property, plant, and equipment consist of the following:

	March 31, 2011	June 30, 2010
Equipment and machinery	$-	$174,428
Motor vehicles	-	81,959
Leasehold Improvement	-	37,756
	-	294,143
Less: Accumulated Depreciation	-	(90,081)
	$-	$204,062

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
(Stated in US Dollars)

Depreciation expense for March 31, 2011 and June 30, 2010 were $0 and $28,000 respectively.

During the period ended March 31, 2011, the Company disposed all fixed assets which includes property, plant, and equipment due to the disposal of their investment in subsidiaries as noted in Note 12 – Discontinued Operations.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2011 and June 30, 2010 consists of the following:
	March 31, 2011	June 30, 2010
Accounts Payable	$265,449	$570,834

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
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

Loans Payable outstanding as of March 31, 2011 amount to $2,556,336 of which $1,498,075 and $1,058,261 were attributed to current portion and long-term, respectively.

Loans Payable outstanding as of June 30, 2010 amount to $2,530,573 of which $1,472,311 and $1,058,261 were attributed to current portion and long-term, respectively.

8.
LOANS FROM SHAREHOLDERS

The total outstanding amount of $10,588,854 represents cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured and not repayable within the next twelve months.  For the period ended March 31, 2011, there was $328,005 imputed interest, at 6.00% annum, recorded. For the year ended June 30, 2010, there was $419,775 imputed interest, at 6.00% per annum, recorded.

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
(Stated in US Dollars)

(2)	Share purchase warrant issued from convertible debenture

On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants.  One share purchase warrant is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010.  As of March 31, 2011, zero shares of common stock were converted by the convertible debenture holders.

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
(Stated in US Dollars)

12.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

	For the three months ended		For the nine months ended
Basic and diluted net loss per share calculation:	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

(a). Numerator:
Net loss used in computing basic net loss per share	$(255,079)	$(300,995)	$(4,884,317)	(826,598)

(b). Denominator:
Weighted-average ordinary shares outstanding	499,911,399	499,911,399	499,911,400	498,689,581

Basic and diluted net loss per share	$(.0005)	$(.0006)	$(0.0097)	(.0017)

For the period ended March 31, 2011 and 2010 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
(Stated in US Dollars)

13.	DISCONTINUED OPERATION

During the quarter ended September 30, 2010, the Company ceased operation of its subsidiaries; namely, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd, which were eventually disposed of before the quarter ended.  Their operation results, net of tax effect are reported in detail as follow:

Results of Operations
for the three months ended
September 30, 2010		Pac Poly
	Beijing Joannes	Investment Ltd.	Total
Revenue	-	-	-
Cost of revenue	-	-	-
Gross profit	-	-	-

Selling expenses	-	-	-
General and administrative expenses	64,086	7,000	71,086
Total operating expenses	64,086	7,000	71,086

Other income	-	-	-
Interest income	-	-	-
Other expense	-	-	-
Interest expense	-	-	-

Earnings/(Losses) before tax	(64,086)	(7,000)	(71,086)
Income tax	-	-	-
Minority interest income	-	-	-
	(64,086)	(7,000)	(71,086)

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the nine-month period ended March 31, 2011
and year ended June 30, 2010
(Stated in US Dollars)

14.	CONCENTRATION OF RISK

A.	Credit risk

Since the Company’s inception, the age of account receivables have been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.	Interest risk

The company subject to the interest rate risk when their short term loans become due and require refinancing.

C.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

D.	Environmental risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential damage to employees, equipment, and local environment.

E.	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

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

RESULTS OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the nine period ended March 31, 2011 and 2010, which financial statements are included elsewhere in this Quarterly Report.

	For Nine Month Period Ended March 31, 2011 (unaudited)	For Nine Month Period Ended March 31, 2010 (unaudited)
Revenue
Net revenue	-0-	-0-
Cost of Sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Selling, general and administrative expenses	$328,443	$477,634
Operating Income (loss)	(328,443)	(477,634)

Other Income (Expenses)
Other income	-0-	-0-
Interest income	-0-	442
Interest expense	(366,615)	(349,406)
Loss on disposal of subsidiaries	(4,118,173)	-0-
Loss Before Income Tax	(4,484,788)	(826,598)
Discontinued Operations net of tax	(71,086)	-0-
Net Loss	(4,884,317)	(826,598)

RESULTS OF OPERATION

For Nine Month Period Ended March 31, 2011 Compared to Nine Month Period Ended March 31, 2010.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both nine month periods ended March 31, 2011 and March 31, 2010.

Operating Expenses

Our total operating expenses were $328,443 for the nine month period ended March 31, 2011 as compared to total operating expenses of $477,634 for the nine month period ended March 31, 2010. The decrease in operating expenses during the nine month period ended March 31, 2011 as compared to the nine month period ended March 31, 2010 was due to a decrease in a variety of expenditures relating to our ongoing restructuring efforts. During the nine month period ended March 31, 2011, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $19,000 (2010: $30,322); (ii) office expenses of $9,322 (2010: $12,061); (iii) salaries and benefits of $97,852 (2010: $171,000); (iv) management fees of $90,000 (2010: $90,000); (v) vehicle expense of $21,284 (2010: $22,300); and (vii) other expenses of $90,985 (2010: $15,863).

Selling, general and administrative expenses primarily decreased during the nine month period ended March 31, 2011 compared to the nine month period ended March 31, 2010 based on the incurrence of expenses during the nine month period ended March 31, 2010 relating to the reorganization of our subsidiaries and personnel following the move to relocate our office.

Interest Expense

We incurred $366,615 in interest expense during the nine month period ended March 31, 2011 as compared to $349,406 incurred as interest expense during the nine month period ended March 31, 2010. Interest expense of $366,615 incurred during the nine month period ended March 31, 2011 consisted of $366,615 (2009: $349,406) in imputed interest charged on loans from related parties.

Interest Income

During the nine month period ended March 31, 2011, we also recorded $-0- (2010: $442) in interest income.

Loss on Disposal of Subsidiaries

During the nine month period ended March 31, 2011, we disposed of our subsidiaries, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd., which resulted in a loss of $4,118,173.

Our loss before income tax during the nine month period ended March 31, 2011 was ($4,813,231) compared to loss before income tax during the nine month period ended March 31, 2011 of ($826,598). During the nine month period ended March 31, 2011, we incurred a loss of $71,086 (2010: $-0-) relating to discontinued operations, net of tax.

Thus, our net loss during the nine month period ended March 31, 2011 was ($4,884,317) or ($0.0098) per share compared to a net loss of ($826,598) or ($0.0017) per share incurred during the nine month period ended March 31, 2011. The substantial increase in net loss during the nine month period ended March 31, 2011 was due primarily to the loss on the disposal of our subsidiaries of $4,118,173 recorded during the nine month period ended March 31, 2011.

For Three Month Period Ended March 31, 2011 Compared to Three Month Period Ended March 31, 2010.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both three month periods ended March 31, 2011 and March 31, 2010.

Operating Expenses

Our total operating expenses were $134,058 for the three month period ended March 31, 2011 as compared to total operating expenses of $181,241 for the three month period ended March 31, 2010. The slight decrease in operating expenses during the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010 was due to a decrease in a variety of expenditures relating to our ongoing restructuring efforts. During the three month period ended March 31, 2011, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $5,000 (2010: $9,170); (ii) office expenses of $2,982 (2010: $6,502); (iii) salaries and benefits of $46,220 (2010: $66,443); (iv) management fees of $30,000 (2010: $30,000); (v) vehicle expense of $8,675 (2010: $9,391); and (vii) other expenses of $41,180 (2010: $6,304).

Interest Expense

We incurred $121,021 in interest expense during the three month period ended March 31, 2011 as compared to $120,156 incurred as interest expense during the three month period ended March 31, 2010. Interest expense of $121,021 incurred during the three month period ended March 31, 2011 consisted of $121,021 (2009: $120,156) imputed interest charged on loans from related parties.

Interest Income

During the three month period ended March 31, 2011, we also recorded $-0- (2010: $402) in interest income.

Thus, our net loss during the three month period ended March 31, 2011 was ($255,079) or ($0.0005) per share compared to a net loss of ($300,995) or ($0.0006) per share incurred during the three month period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended March 31, 2011

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the nine month period ended March 31, 2011, our current assets were $10,655 and our current liabilities were $1,763,525, resulting in a working capital deficit of $1,752,870. As at the nine month period ended March 31, 2011, current assets were comprised of $10,655 in other receivables and prepayments. As at the nine month period ended March 31, 2011, our current liabilities were comprised of: (i) $265,449 in accounts payable and accrued liabilities; and (ii) $1,498,075 in current portion of loans payable. See “ – Material Commitments.”

As at the nine month period ended March 31, 2011, our total assets were $10,655 comprised entirely of current assets. The decrease in total assets during the nine month period ended March 31, 2011 from fiscal year ended June 30, 2010 was primarily due to the decrease in valuation of long term assets, including property, plant and equipment and a decrease in current assets, including cash and cash equivalents and other receivables and prepayments.

As at the nine month period ended March 31, 2011, our total liabilities were $13,410,640 comprised of: (i) $1,763,525 in current liabilities; (ii) $1,058,261 in loans payable; and (iii) $10,588,854 in loans from shareholders. The slight increase in total liabilities during the nine month period ended March 31, 2011 from fiscal year ended June 30, 2010 was primarily due to the increase in long term liabilities, primarily including loans from shareholders.

Stockholders’ deficit increased from ($12,423,340) for June 30, 2010 to ($13,399,985) for March 31, 2011.

Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2011, net cash flow used in operating activities was ($5,193,105) compared to net cash used operating activities of ($757,821) during the nine month period ended March 31, 2010. Net cash flow from operating activities during the nine month period ended March 31, 2011 consisted primarily of a net loss of ($4,884,317) changed by a decrease of $19,345 in accounts receivable and of $19,345 in other receivable and prepayments and by an increase of $328,133 in accounts payable and accrued liabilities.

Net cash flow from operating activities during the nine month period ended March 31, 2010 consisted primarily of a net loss of ($826,598) adjusted by $17,872 in depreciation and $348,404 in imputed interest expense. Further changes in assets and liabilities consisted of a decrease of $348 in accounts receivable and an increase of $3,139 iin accounts receivable and of $294,709 in payable and accrued liabilities.

Investing Activities

During the nine month period ended March 31, 2011, net cash flow used in investing activities was $1,998,464 compared to net cash flow sourced from investing activities of ($142,924) for the nine month period ended March 31, 2010. The net cash flow used in investing activities of $1,998,464 during the nine month period ended March 31, 2011 consisted of $1,998,464 in disposal of subsidiaries. The net cash flow sourced from investing activities of ($142,924) during the nine month period ended March 31, 2010 consisted of $21,235 in purchase of leasehold improvements, $82,429 in purchase of plant and equipment and $39,260 in purchase of intangible assets .

Financing Activities

During the nine month period ended March 31, 2011, net cash flow sourced from financing activities was $3,194,641 compared to net cash flow sourced from financing activities of $1,328,186 for the nine month period ended March 31, 2010. Net cash flow sourced from financing activities during the nine month period ended March 31, 2011 pertained primarily to: (i) $2,848,036 received as loan from shareholders; (ii) $18,600 in adjustment of loan to Highgate; and (iii) $328,005 in additional paid-in capital. Net cash flow sourced from net cash flow during the nine month period ended March 31, 2010 pertained primarily to: (i) $1,328,186 in loan from shareholders; (ii) $11,340 in additional paid in capital; (iii) $96 in stock issue to Highgate on debt conversion, which was offset by ($11,436) in repayment of loan to Highgate.

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

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During fiscal years ended June 30, 2009 and June 30, 2008, Cornell and Highgate converted an aggregate of 266,655,668 and 44,016,843 shares, respectively, against the outstanding amount at a total conversion price of $144,532 and $152,200, respectively. During fiscal year ended June 30, 2010, Cornell and Highgate converted an aggregate of 9,600,000 shares against the outstanding amount at a total conversion price of $11,436.  As at March 31, 2011, loans payable outstanding was $2,530,573 of which $1,472,311 and $1,058,261 were attributed to current portion and long-term portion, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2010/11, a material commitment for us relates to the loans from shareholders. The outstanding amount of $10,588,854 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal years ended June 30, 2010 and June 30, 2009, we calculated imputed interest expense of $419,775 and $342,847, respectively, in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders’ loan at a total conversion price of $12,500. As at March 31, 2011, there was $328,005 imputed interest at 6.00% per annum recorded.

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

ITEM 4.  CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the  effectiveness  of the design and operation of our  disclosure  controls and procedures as of March 31, 2011. Based on that  evaluation,  our Chief Executive Officer/Chief  Financial  Officer  concluded  that our  disclosure  controls and procedures were effective as of such date to ensure that information required to be disclosed  in the reports  that we file or submit under the Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal  control over  financial  reporting  during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the chief executive officer and chief financial  officer,  assessed the  effectiveness  of our  internal  control over financial  reporting  as of March 31, 2011.  In making this  assessment, our management   used  the  criteria  set  forth  by  the  Committee  of  Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK.  Our  management  has concluded  that,  as of March 31, 2011,  our internal control over financial reporting is effective.

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

XINHUA CHINA LTD.

Dated: May 19, 2011	By:	/s/XIANPING WANG
Xianping Wang
President/Chief Executive Officer

Dated: May 19, 2011	By:	/s/ XIANPING WANG
Xianping Wang
Acting as Interim Chief Financial Officer