Form 10-K
period 2011-06-30
XINHUA CHINA LTD
filed 2012-12-12
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: December 31, 2010 $-0-.

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

Class Outstanding as of October 22, 2012 Common Stock, $0.00001 499,911,400 shares

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

Prior Subsidiaries

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

On September 30, 2010, we sold our investment in Pac-Poly and Beijing Joannes Information Technology Co. Ltd. referenced below, which resulted in the recording of a loss of $6,363,912. Therefore, as of the date of this Annual Report, Pac-Poly is no longer our wholly-owned subsidiary.

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

On September 30, 2010, we sold our investment in Beijing Joannes and Pac-Poly referenced above, which resulted in the record of a loss of $6,393,912. Therefore, as of the date of this Annual Report, Beijing Joannes is not longer our wholly-owned subsidiary.

CURRENT BUSINESS OPERATIONS

We are a company establishing ourselves as a leader in the digital media industry. As discussed below, we have refocused our strategic business operation plans to maximize our strategic position in the publishing industry. As of June 30, 2011, we had no working capital but current liabilities exceeding current assets by $2,551,022 and an accumulated deficit of $28,067,690 due to the fact that we continued to incur losses over the past several years. management has taken certain action and continues to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including: (a) reduction in headcount and corporate overhead expenses; and (b) development of e-commerce business. Management believes that these actions will enable us to improve future profitability and cash flow in its continuing operations through June 30, 2012.

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

WE HAVE INCURRED LOSSES AND SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. We have incurred a net loss of ($7,418,334) for fiscal year ended June 30, 2011. We had a working capital deficit of $2,551,022 and shareholders’ deficit of ($15,823,765) as of June 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.  The auditors’ report in our financial statements as at June 30, 2011 and June 30, 2010 includes an explanatory paragraph that states that we have generated net losses and have a shareholders’ deficit factors which raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) operating costs may be more than we currently anticipate; or (ii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our current liabilities were $2,561,251 as of June 30, 2011 of which approximately $1,498,075 is due within the next year unless extended. Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year. We have $13,272,743 in long term debt of which $1,051,097 is due on or before November 23, 2010 and $2,000,000 is due on or before March 23, 2011 in connection with recent convertible debenture financings with Highgate House Funds, Ltd. and Cornell Capital Partners, LP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Material Commitments.”

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

BECAUSE WE DO NOT HAVE AN AUDIT OR COMPENSATION COMMITTEE, SHAREHOLDERS WILL HAVE TO RELY ON OUR SOLE DIRECTOR, WHO IS NOT INDEPENDENT TO PERFORM THESE FUNCTIONS.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our sole director.  Thus, there is a potential conflict of interest in that our director and officer have the authority to determine issues concerning management compensation and audit issues that my affect management decisions.

OUR INTERNAL CONTROLS MAY BE INADEQUATE, WHICH COULD CAUSE OUR FINANCIAL REPORTING TO BE UNRELIABLE AND LEAD TO MISINFORMATION BEING DISSEMINATED TO THE PUBLIC.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

We received a comment letter from the Securities and Exchange Commission dated January 26, 2010 (the “SEC Proxy Comment Letter”), providing comments to our Preliminary Proxy Statement on Form 14A. We do not intend to move forward with our Preliminary Proxy Statement.

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

ITEM 4. MINING SAFETY REGULATIONS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the OTC Bulletin Board under the symbol "XHUA.OB".  The market for our common stock is limited and can be volatile.  For the past two fiscal years, we have not had any trading volume in our shares of common stock. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up,  mark-down, or commissions,  and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2010	0	0
March 31, 2010	0	0
December 31, 2009	0	0
September 30, 2009	0	0
June 30, 2009	$0.0022	$0.0005
March 31, 2009	$0.0013	$0.0005
December 31, 2008	$0.001	$0.0004
September 30, 2008	$0.0029	$0.0014

As of June 30, 2011, we had 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 1,000 beneficial owners of our common stock.

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

The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of June 30, 2011:

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended June 30, 2011, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Forbearance and Settlement Agreement

During fiscal year ended June 30, 2011, we did not issue any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended June 30, 2011 and 2010, which financial statements are included elsewhere in this Annual Report.

	For Fiscal Year Ended June 30, 2011 (audited)	For Fiscal Year Ended June 30, 2010 (audited)
Revenue
Net Revenue	$-0-	$-0-
Net cost of sales	-0-	-0-
Gross Profit	-0-	-0-
Operating Expenses
Selling, general and administrative	564,859	742,802
Operating loss	(564,859)	(742,802)
Other Income (Expenses)
Interest income	-0-	774
Interest expense	(489,564)	(465,3467)
Loss on Sale of Investment	(6,363,912)	(2,800,000)
Loss Before Minority Interest and Income Tax	(6,853,475)	(3,264,572)
Net Loss	(7,347,793)	(4,005,981)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

For Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010.

Revenues and Gross Margin

During fiscal year ended June 30, 2011, we had net revenue of $-0- as compared to net revenue of $-0- during fiscal year ended June 30, 2010.

Operating Expenses

Our total operating expenses were $564,859 for fiscal year ended June 30, 2011 as compared to total operating expenses of $742,802 for fiscal year ended June 30, 2010 (a decrease of $177,943). During fiscal year ended June 30, 2011, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $32,791 (2010: $80,552); (ii) office expenses of $12,109 (2010: $160,220); (iii) salaries and benefits of $186,680 (2010: $268,739); (iv) management fees of $112,836 (2010: $120,000); (v) vehicle expense of $33,623 (2010: $31,291); and (vii) other expenses of $186,820 (2010: $82,000). The decrease in operating expenses during fiscal year ended June 30, 2011 as compared June 30, 2010 was due to the decrease in scope and scale of business operations involving the divesture of our subsidiaries.

Selling, general and administrative expenses primarily decreased based on a decrease of $148,111 in office expenses to $160,220 and a decrease of $82,059 in salaries and benefits to $268,739. These expenses increased because after we moved office location, we sold our subsidiaries and decreased personnel.

Interest Expense

We incurred ($489,564) in interest expense during fiscal year ended June 30, 2011 as compared to  ($465,346) incurred as interest expense during fiscal year ended June 30, 2010. Interest expense of ($489,564) incurred during fiscal year ended June 30, 2011 consisted of: (i) $438,243 (2010: $412,611) in imputed interest charged on loans from shareholders; (ii) $51,321 (2010: $51,350) imputed interest charged on loans from related parties; and (iii) $-0- (2010: $1,949) in interest paid in cash

Loss on Sale of Investment

During fiscal year ended June 30, 2011, we sold our long-term investment in Beijing Joannes and Pac-Poly, which resulted in realization of a loss of $6,363,912. During fiscal year ended June 30, 2010, we sold our long-term investment in Xinhua C&D and Beijing Boheng Investments, which resulted in realization of a loss of $2,800,000.

Our net loss during fiscal year ended June 30, 2011 was ($7,418,334) compared to a net loss of ($4,007,374) for fiscal year ended June 30, 2010. Net loss during fiscal year ended June 30, 2011 increased from net loss during fiscal year ended June 30, 2010 primarily relating to the loss on sale of investment of $6,853,475.

During fiscal year ended June 30, 2011, we recorded a foreign currency translation loss of ($70,541) compared to a foreign current translation gain of $1,393 during fiscal year ended June 30, 2010.

Thus, our comprehensive loss during fiscal year ended June 30, 2011 was ($7,488,857 or ($0.000 per share) compared to a net loss of ($4,005,981) or ($0.000 per share).  The weighted average number of shares outstanding was 499,911,400 at June 30, 2011 compared to 499,930,841 at June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2011

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended June 30, 2011, our current assets were $10,229 and our current liabilities were $2,561,251, resulting in a working capital deficit of $2,551,022. As at fiscal year ended June 30, 2011, current assets were comprised of $10,229 in net accounts receivable. As at fiscal year ended June 30, 2010, our current assets were $572,288 comprised of: (i) $255,810 in cash and cash equivalents; (ii) $75,125 in net accounts receivable; and (iii) $241,353 in other receivables and prepayments.

As at fiscal year ended June 30, 2011, our total assets were $10,229 comprised entirely of current assets.  As at fiscal year ended June 30, 2010, our total assets were $854,592 of: (i) $572,288 in current assets; (ii) $204,062 in net property, plant and equipment; and (iii) $78,242 in intangible assets. The decrease in total assets during fiscal year ended June 30, 2011 from fiscal year ended June 30, 2010 was primarily due to the decrease in cash and cash equivalents and other receivables and prepayments and the decrease in property, plant and equipment based upon the divestiture of our subsidiaries.

As at fiscal year ended June 30, 2011, our current liabilities were $2,561,251. As at fiscal year ended June 30, 2010, our current liabilities were $2,043,145). As at fiscal year ended June 30, 2011, current liabilities were comprised of: (i) $1,063,176 (2010: $570,834) in accounts payable and accrued liabilities; and (ii) $1,498,075 (2010: $1,472,311) in current portion of loans payable.

As at fiscal year ended June 30, 2011, our total liabilities were $15,833,994. As at fiscal year ended June 30, 2010, our total liabilities were $13,277,932. As at fiscal year ended June 30, 2011, total liabilities were comprised of: (i) $2,561,251 (2010: $2,043,145) in current liabilities; (ii) $1,058,261 (2009: $1,058,261) in loans payable; and (iii) $12,221,646 (2010: $10,176,526) in loans from shareholders. The increase in total liabilities during fiscal year ended June 30, 2011 from fiscal year ended June 30, 2010 was primarily due to the increase in loans from shareholders.

Stockholders’ deficit increased from ($12,423,340) for June 30, 2010 to ($15,823,765) for June 30, 2011.

Operating Activities

We have not generated positive cash flows from operating activities. During fiscal year ended June 30, 2011, net cash flow used in operating activities was ($2,717,520) compared to net cash flow used in operating activities of ($3,765,105) during fiscal year ended June 30, 2010. Net cash flow used in operating activities during fiscal year ended June 30, 2010 consisted primarily of a net loss of ($7,418,334) adjusted by $3,650,207 to retained earnings from deconsolidation and $607,137 in imputed interest expense. Changes in assets and liabilities consisted of a decrease of $430,699 in accounts payable and accrued liabilities and of $12,771 in accounts receivable..

Net cash flows used in operating activities during fiscal year ended June 30, 2010 consisted primarily of a net loss of ($4,007,374) adjusted by $463,397 in imputed interest expense, $2,442 in amortization and $28,000 in depreciation. Changes in assets and liabilities consisted of an increase of $897 in accounts receivable, $16,696 in deferred revenue and $233,976 in accounts payable and accrued liabilities.

Investing Activities

During fiscal year ended June 30, 2011, net cash flow used in investing activities was $399,805 compared to net cash flow sourced from investing activities of ($257,591) for fiscal year ended June 30, 2010. Net cash flow sourced in investing activities during fiscal year ended June 30, 2011 consisted of changes in assets and liabilities from disposal of our subsidiaries: (i) $52,125 in decrease in accounts receivable; (ii) $241,352 in decrease in other receivables and prepayments; (iii) $204,062 in decrease in plant and equipment; (iv) $78,242 in decrease in intangible assets; (v) $107,251 in decrease in accounts payable and accrued liabilities; and (vi) $68,725 in decrease in loans from shareholders.

Net cash flows sourced from investing activities during fiscal year ended June 30, 2010 consisted of: (i) $176,906 in purchase of plant and equipment; and (ii) $80,685 in purchase of intangible assets.

Financing Activities

During fiscal year ended June 30, 2011, net cash flow sourced from financing activities was $2,132,444 compared to net cash flow sourced from financing activities of $4,228,186 for fiscal year ended June 30, 2010. Net cash flow from financing activities during fiscal year ended June 30, 2011 consisted of $2,132,444 in loans from shareholders. Net cash flow from financing activities during fiscal year ended June 30, 2010 consisted of: (i) $4,228,186  in loans from shareholders; (ii) $11,340 in additional paid-in capital; and (iii) $96 in proceeds from convertible debenture, which was offset by $11,436 in repayment of loan payable.

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

Although we have divested our subsidiary, Beijing Joannes. which we intended to be our digital media company and distribute all digital content, we continue with our goal to expand our business to include electronic sales, delivery and distribution of media contents.  We also plan to partner with foreign publishers to provide foreign media contents in China.  We seek to achieve our goal on a national scale to maximize opportunities in one of the largest and fastest growing economies in the world.

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

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including divesture of our subsidiaries and reductions in headcounts. Furthermore, the restructure of debt pertaining to Cornell and Highgate has been advantageous to our over financial outlook. Ultimately, we have released the burden on cash flow for further contribution and intend to put our resources in co-publishing and e-commerce business opportunities.

The report of the independent registered public accounting firm that accompanies our June 30, 2011 and June 30, 2010 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

During fiscal year ended June 30, 2011, Cornell and Highgate did not convert any of the outstanding amount. Therefore, as at June 30, 2011, $2,549,172 was due and owing of which $1,498,075 and $1,051,097 were attributed to current portion and long-term portion of liabilities on the balance sheet, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2011/12, a material commitment for us relates to the loans from shareholders. The outstanding amount of $12,221,616 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal years ended June 30, 2011 and June 30, 2019, we calculated imputed interest expense of $438,243 and $419,775, respectively, in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders’ loan at a total conversion price of $12,500. During fiscal year ended June 30, 2010 and 2011, none of the shareholders converted any debt due and owing into shares of common stock.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 and December 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Xinhua China Ltd.

Audited Financial Statements

June 30, 2011 and 2010

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED
September 21, 2012.

Board of Directors and Stockholders
Xinhua China Ltd.

Report of Registered Independent Public Accounting Firm

We have audited the accompanying balance sheets of Xinhua China Ltd. and its subsidiaries (“the Company”) as of June 30, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010 and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California	WWC, P.C.
September 21, 2012	Certified Public Accountants

BALANCE SHEETS AS AT JUNE 30, 2011 AND JUNE 30, 2010.

	Notes	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	3D	$-	$255,810
Accounts receivable, net	3E	10,229	75,125
Other receivables and prepayments	4	-	241,353
Total Current Assets		10,229	572,288

Long-term Assets
Property, plant & equipment, net	3F,5	-	204,062
Intangible Assets		-	78,242
Total Long-term Assets		-	282,304

Total Assets		$10,229	$854,592

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	6	$1,063,176	$570,834
Current portion of loans payable	3S,7	1,498,075	1,472,311
Total Current Liabilities		2,561,251	2,043,145

Long-term Liabilities
Loans payable	3S,7	1,051,097	1,058,261
Loans from shareholders	8	12,221,646	10,176,526
Total Long-term Liabilities		13,272,743	11,234,787

Total Liabilities		$15,833,994	$13,277,932

Stockholders' Equity
Common Stock $0.00001 Par Value 500,000,000 Shares Authorized; 499,911,400 shares issued and outstanding at June 30, 2011 and 2010, respectively.	9	$4,999	$4,999
Additional paid in capital		12,269,318	11,831,075
Accumulated other comprehensive income		(30,392)	40,149
Accumulated deficit		(28,067,690)	(24,299,563)
Total Stockholders' (Deficit)/Equity		(15,823,765)	(12,423,340)

Total Liabilities & Stockholders' Equity		$10,229	$854,592

See Accompanying Notes to the Financial Statements.

STATEMENTS OF INCOME FOR FISCAL YEARS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Revenue	Note	2011	2010

Revenue, net		$-	$-
Revenue, net – related parties		-	-
Cost of Sales, net	3H	-	-
Cost of Sales, net – related parties	3I	-	-
Gross Profit		-	-

Operating Expenses

Selling, General, and Administrative Expenses	11	564,859	742,802
Total Operating Expense		564,859	742,802

Operating Income/(Loss)		(564,859)	(742,802)

Other Income (Expenses)
Interest Income		-	774
Interest Expense	12	(489,564)	(465,346)
Loss on Sale of Investment	15	(6,363,912)	(2,800,000)
Loss before minority interest and income tax		(6,853,475)	(3,264,572)

Loss before Income Tax		(7,418,334)	(4,007,374)

Income Tax	3M,13	-	-

Net Loss		$(7,418,334)	$(4,007,374)

Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)		(70,541)	1,393

Comprehensive Income/(Loss)		$(7,347,793)	$(4,005,981)

Basic & Diluted Earnings Per Share	3N,16	$-	$-

Weighted Average Shares Outstanding		499,911,400	499,930,841

See Accompanying Notes to the Financial Statements

STATEMENT OF STOCKHOLDERS' EQUITY FOR FISCAL YEARS ENDED JUNE 30, 2011 AND JUNE 30, 2010.

			Additional	Other
	Number of	Common	Paid in	Comprehensive	Accumulated
	Shares	Stock	Capital	Income(Loss)	Deficit	Total

Balance, July 1, 2009	490,311,400	4,903	11,399,960	38,756	(20,292,189)	(8,848,570)
Additional Paid-in Capital	-	-	419,775	-	-	419,775
Imputed interest on interest free advances from related party	-	-	11,340	-	-	11,340
Issuance of shares to Highgate	9,600,000	96	-	-	-	96
Foreign Currency translation	-	-	-	1,393	-	1,393
Net Loss for year	-	-	-	-	(4,007,374)	(4,007,374)
Balance, June 30, 2010	499,911,400	4,999	11,831,075	40,149	(24,299,563)	(12,423,340)

Balance, July 1, 2010	499,911,400	4,999	11,831,075	40,149	(24,299,563)	(12,423,340)
Adjustment to retained earnings from disposal of subsidiaries	-	-	-	-	3,650,207	3,650,207
Imputed interest on interest free advances from related party	-	-	438,243	-	-	438,243
Issuance of shares to Highgate
Foreign Currency translation	-	-	-	(70,541)	-	(70,541)
Net Loss for year	-	-	-	-	(7,418,334)	(7,418,334)
Balance, June 30, 2011	499,911,400	4,999	12,269,318	(30,392)	(28,067,690)	(15,823,765)

See Accompanying Notes to the Financial Statements

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND JUNE 30, 2010.

	2011	2010
Cash Flow from Operating Activities:
Net Loss/(Loss)	$(7,418,334)	$(4,007,374)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Adjustment to retained earnings from deconsolidation	3,650,207	-
Depreciation	-	28,000
Amortization	-	2,442
Imputed interest expense	607,137	463,397

Changes in assets and liabilities:
Decrease/(Increase) Accounts receivable	12,771	(897)
Decrease/(Increase) Other receivables and prepayments	-	(16,696)
Increase/(Decrease) Accounts Payable and accrued liabilities	430,699	(233,976)
Cash Sourced/(Used) in Operating Activities	(2,717,520)	(3,765,105)

Cash Flows from Investing Activities:
Purchase of plant and equipment	-	(176,906)
Purchase of intangible assets	-	(80,685)
Changes in assets and liabilities from disposal of subsidiaries:
Decrease/(Increase) Accounts receivable	52,125	-
Decrease/(Increase) Other receivables and prepayments	241,352	-
Decrease/(Increase) plant and equipment	204,062	-
Decrease/(Increase) intangible assets	78,242	-
Increase/(Decrease) Accounts Payable and accrued liabilities	(107,251)	-
Increase/(Decrease) Loans from shareholders	(68,725)	-
Cash Used/(Sourced) in Investing Activities	399,805	(257,591)

Cash Flows from Financing Activities:
Proceeds from convertible debenture	-	96
Repayment of Loan Payable	-	(11,436)
Loans from shareholders	2,132,444	4,228,186
Additional Paid-in Capital	-	11,340
Cash Sourced/(Used) in Financing Activities	2,132,444	4,228,186

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	(185,271)	210,042

Effect of Currency Translation	(70,539)	4,551

Cash & Cash Equivalents at Beginning of Year	255,810	45,769

Cash & Cash Equivalents at End of Year	$-	$255,810

Cash paid for interest expenses	$-	$-

See Accompanying Notes to the Financial Statements

NOTES TO FINANCIAL STATEMENTS.

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

As of September 30, 2010, the Company sold its investment in Pac-Poly Investments Ltd. and Beijing Joannes Information Technology Co., Ltd. at a loss, refer to Note 15.

As of June 30, 2011, the Company does not have any direct or indirect interest in any investments that would require consolidating financial statements.

2.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2011, the Company had no working capital but current liabilities exceeding current assets by $2,551,022 and an accumulated deficit of $28,067,690 due to the fact that the Company continued to incur losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

D.	Accounts Receivable, Net

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

E.	Property, Plant, and Equipment, Net

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

F.	Impairment of Long-life Assets

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

G.	Revenue Recognition

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

Shipping and handling fees billed to customers are included in sales.  Costs related to shipping and handling are part of selling, general, and administrative expenses in the consolidated statements of income.  EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the year ended June 30, 2011, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying consolidated statements of income.

H.	Cost of Sales

Cost of sales includes depreciation of property, plant, and equipment and purchase costs to publishers.

I.	Value-Added Tax

The Company is subject to value added tax (“VAT”) imposed by the PRC on sales.  The output VAT is charged to customers who purchase books from the Company and the input VAT is paid when the Company purchases books from publishers.  The VAT rate is 13%.  The input VAT can be offset against the output VAT.

J.	Advertising Expenses

The Company expenses advertising costs as incurred in accordance with the ASC No. 35,  “Advertising Costs”.  For the period ended June 30, 2011, advertising expenses amount to zero.

K.	Comprehensive Income

ASC No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources.  Accumulated comprehensive income, as presented in the accompanying statement of changes in owners’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

L.	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards ASC Topic 740, “Accounting for Income Taxes”. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of:

Taxable Income

Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net loss for the year ended June 30, 2011, the Company shall not be subject to income tax.

M.	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 of common stock at June 30, 2011 is anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

N.	Foreign Currencies Translation

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

Exchange Rates	6/30/2011	6/30/2010
Year end RMB : US$ exchange rate	6.6333	6.7909
Average yearly RMB : US$ exchange rate	6.8235	6.8235

O.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2012 and 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

P.	Related Parties

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

All material related party transactions have been disclosed.

Q.	Convertible Debenture Issued with Stock Purchase Warrants

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

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in SFAS 133 as follows:

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

R.	Recently Issued Accounting Standard

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20.  Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In June 2011, the FASB issued an Accounting Standard Update (“ASU” No. 2011-05, “Comprehensive Income (Topic 220).  Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

4.	OTHER RECEIVABLES AND PREPAYMENT

	2011	2010
Prepayments	$-	$241,353

The carrying amounts of prepayments approximate their fair value.

5.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment as of June 30, 2011 and 2010 consists of the following:

	2011	2010
Equipment and machinery	$-	$174,428
Motor vehicles	-	81,959
Leasehold Improvement	-	37,756
	-	294,143
Less: Accumulated Depreciation	-	(90,081)
	$-	$204,062

Depreciation expense for 2011 and 2010 was zero and $28,000.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2011 and 2010 consists of the following:

	2011	2010
Accounts payable	$1,063,176	$570,834

7.	LOANS PAYABLE/CONVERTIBLE DEBENTURE

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

The Company paid $250,000 for the payment due March 10, 2007 and the debenture holders exercised 100,000 shares and 125,000 shares on March 1, 2007 and April 18, 2007, respectively.  For the year ended June 30, 2011, there were no conversions of shares against outstanding loan.  For the year ended June 30, 2010, the debenture holders converted 9,600,000 shares against outstanding loan at a total conversion price of $11,436.

Loans Payable outstanding as of June 30, 2011 amount to $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term, respectively.

Loans Payable outstanding as of June 30, 2010 amount to $2,530,572 of which $1,472,311 and $1,058,261 were attributed to current portion and long-term, respectively.

8.	LOANS FROM SHAREHOLDERS

The total outstanding amount of $12,221,616 represents cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured and not repayable within the next twelve months.  For the year ended June 30, 2011 and 2010, there was $438,243 and $419,775 imputed interest, at 6.00% per annum, recorded.

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

Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan.  The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries.  The total contributions made for such employee benefits were $81,417 and $99,075 for the years ended 2011 and 2010, respectively.

11.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2011	2010
Legal and professional fees	$32,791	$80,552
Management Fee	112,836	120,000
Office expenses	12,109	160,220
Salaries and benefits	186,680	268,739
Vehicle expense	33,623	31,291
Other expenses	186,820	82,000
	$564,859	$742,802

12.	INTEREST EXPENSE

	2011	2010
Imputed interest charged	$438,243	$412,611
Interest on loans from related parties	51,321	51,350
Interest paid in cash	-	1,949
	$489,564	$465,346

13.	INCOME TAX

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

Neither the Company nor its subsidiaries had any assessable income for the period and so neither provision nor benefit for EIT was recorded for the year ended June 30, 2011 and 2010.

Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years’ taxable income.

As of June 30, 2011 and 2010, valuation allowances of $7,418,334 and $4,007,374 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

14.	CONCENTRATION OF RISK

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

15.	LOSS ON SALE OF INVESTMENT

For the year ended June 30, 2011, the Company sold its long-term investment in Beijing Joannes Information Technology and Pac-Poly Investments Inc. during the year and resulted in a loss of $6,363,912, which is reflected in the Income Statement.

For the year ended June 30, 2010, the Company sold its long-term investment in Xinhua C&D and Beijing Boheng Investments and Management Co., Ltd. during the year and resulted in a loss of $2,800,000, which is reflected in the Income Statement.

16.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

Basic and diluted net loss per share calculation:	2011	2010

(a). Numerator:
Net loss used in computing basic net loss per share	7,418,334	4,007,473

(b). Denominator:
Weighted average ordinary shares outstanding	499,911,400	499,930,841

Basic and diluted net loss per share	$0.015	$0.008

For the year ended June 30, 2011 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

17.	COMPARATIVE AMOUNTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on July 25, 2007, our Board of Directors appointed Samuel H. Wong & Co., LLP (“Wong & Co.”) as our principal independent registered public accounting firm. Wong & Co. recently changed its name to WWC, Professional Corporation.

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

The address and telephone number of our principal registered accounting  firm is: WWC Professional Corporation, Certified Public Accountants, 2010 Pioneer Court, San Mateo, California 94403, telephone 650.638.0808, fax 650.638.0878

ITEM 9A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the  effectiveness  of the design and operation of our  disclosure  controls and procedures as of June 30, 2011.  Based on that  evaluation,  our Chief Executive Officer/Chief  Financial  Officer  concluded  that our  disclosure  controls and procedures were effective as of such date to ensure that information required to be disclosed  in the reports  that we file or submit under the Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal  control over  financial  reporting  during the year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of June 30, 2011, our internal control over financial reporting is effective.

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

As of the date of this Annual Report our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company

Xianping Wang	51	President/Chief Executive Officer/Chief Financial Officer and a director

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2011.

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

Our Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. Our Board of Directors considered whether our principal independent accountant was independent, and concluded that the auditor for the fiscal year ended June 30, 2011 was independent.

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Xianping Wang (1)	2011	-0-	0	0	0	0	0	0
President, CEO and	2010	120,000	0	0	0	0	0	0
Director	2009	120,000	0	0	0	0	0	0

(1)           Mr. Xianping Wang was appointed as a director on August 5, 2004 and as our President and Chief Executive Officer on September 4, 2004.

(2)           Mr. Xianping Wang was to receive $10,000 per month starting Feb. 2005. However, this amount has been accrued by Mr. Wang. Therefore, for the fiscal years ended June 30, 2011 and 2009, we have outstanding obligations of $120,000 owing to Mr. Wang for each year.

No long term incentive plan awards were made to any executive officer during the fiscal years ended June 30, 2011 and June 30, 2010.

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JUNE 30, 2011

The following table sets forth information as at June 30, 2011 relating to options that have been granted to the Named Executive Officers during fiscal year ended June 30, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Xianping Wang, Chief Executive Officer/President	-0-	-0-	-0-	-	-	-	-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended June 30, 2011:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xianping Wang	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class

Xianping Wang B-26F Oriental Kenzo, No. 48 Dongzhimenwai, Dongcheng District, Beijing, China	2,500,000(1)	President, Chief Executive Officer and a director	Nil

All officers and Directors as a Group (1 Person)	2,500,000(1)		Nil

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

It is  possible,  however,  that debts owed to Mr. Wang, our President/Chief Executive Officer and sole director, could be  demanded  and cause us  serious  harm if we are unable to pay and must settle in some  manner.  The aggregate amount owed to Mr. Wang up to June 30, 2011 is $5,945,061 (not including his salary of $120,000 in 2010, 2009 and 2008 which remains accrued and unpaid). The shareholders loan is interest free, but the loan accrues interest at the rate of 6% annually and has been recorded as additional paid in capital. Adjustments, conversions or other action could be taken as to his debt, including the recent conversion of $12,500.00 into 125,000,000 shares of common stock by the Assignee. Moreover, Mr. Wang was to receive $10,000 per month starting Feb.  2005.  However, this amount has been accrued and is due and owing to Mr. Wang.  Therefore, for fiscal years ended June 30, 2010 and June 30, 2009, we have outstanding obligations of $120,000 owing to Mr. Wang.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements for fiscal year ended June 30, 2011 and review of our financial statements for quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $50,000 to Wong & Co.

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

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report:

Exhibit

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification under Rule 13a-14(a).
31.2	Certification under Rule 13a-14(a).
32.1	Certification under Section 1350.
32.2	Certification under Section 1350.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XINHUA CHINA LTD.

Dated: December 4, 2012	By:	/s/ XIANPING WANG
Xianping Wang, President/ Chief Executive Officer

Dated: December 4, 2012	By:	/s/ XIANPING WANG
Xianping Wang, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Xianping Wang	President, Chief Executive Officer, Chief Financial Officer and a Director	December 4, 2012
Xianping Wang