Form 10-Q
period 2011-09-30
XINHUA CHINA LTD
filed 2012-12-12
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2011

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 26, 2012
Common Stock $0.00001 par value	499,911,400

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XINHUA CHINA LTD.

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND JUNE 30, 2011

(Stated in US Dollars)

Xinhua China Ltd.

To the Board of Directors and
Stockholders of Xinhua China Ltd.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim balance sheets of Xinhua China Ltd. (“the Company”) as of September 30, 2011 and June 30, 2011, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the three-month period ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
September 21, 2011	Certified Public Accountants

Xinhua China Ltd.
Unaudited Balance Sheets
As of September 30, 2011 and June 30, 2011
(Stated in US Dollars)

	Notes	September 30, 2011	(Audited) June 30, 2011
ASSETS

Current Assets
Accounts Receivable, net	3E	$10,229	$10,229
Total Current Assets		10,229	10,229

Total Assets		$10,229	$10,229

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	4	$1,082,210	$1,063,176
Current portion of Loans Payable	5	1,498,075	1,498,075
Total Current Liabilities		2,580,285	2,561,251

Long-term Liabilities
Loans Payable	5	1,051,097	1,051,097
Loans from Shareholders		12,229,322	12,221,646
Total Long-term Liabilities		13,280,419	13,272,743

Total Liabilities		$15,860,704	$15,833,994

Stockholders' Equity

Common Stock $0.00001 Par Value 500,000,000 Shares Authorized; 499,911,400 and 499,911,400 shares issued and outstanding at September 30, 2011 and June 30, 2011, accordingly.	8	$4,999	$4,999
Additional Paid-In Capital		12,381,221	12,269,318
Accumulated Other Comprehensive Income		(26,565)	(30,392)
Accumulated Deficits		(28,210,130)	(28,067,690)
Total Stockholders' (Deficit)/Equity		(15,850,475)	(15,823,765)

Total Liabilities & Stockholders' Equity		$10,229	$10,229

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statement of Income and Comprehensive Income
For the three months ended September 30, 2011 and 2010
(Stated in US Dollars)

		Three months ended
		September 30,
Revenue	Note	2011	2010

Revenue, net	3H	-	-
Cost of Sales, net	3I	-	-
Gross Profit		-	-

Operating Expenses

Selling, General, and Administrative Expenses		17,687	30,000
Total Operating Expense		17,687	30,000

Operating Income/(Loss)		(17,687)	(30,000)

Other Income (Expenses)
Interest Expense		(124,753)	(122,414)
Loss on disposal of subsidiaries	11	-	(4,118,173)
Loss before Income Tax		(142,440)	(4,270,587)

Income Tax	3M	-	-

Discontinued Operations, net of tax	13	-	(71,086)

Net Loss		$(142,440)	$(4,341,673)

Other Comprehensive Income (Loss) :
Foreign Currency Translation Adjustment		3,827	(30,390)
Comprehensive Income (Loss)		(138,613)	(4,372,063)

Basic & Diluted Loss Per Share	3N,12	$(0.0003)	$(0.0087)

Weighted Average Shares Outstanding		499,911,400	499,911,400

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Stockholders’ Equity
For the three months ended September 30, 2011 and year ended June 30, 2011
(Stated in US Dollars)

			Additional	Accumulated
			Paid	Other
	Number of	Common	In	Comprehensive	Accumulated
	Shares	Stock	Capital	Income (Loss)	Deficits	Total

Balance, July 1, 2010	499,911,400	$4,999	$11,831,075	$40,149	$(24,299,563)	$(12,423,340)
Adjustment to retained earnings from disposal of subsidiaries	-	-	-	-	3,650,207	3,650,207
Imputed interest on interest free advances from related party	-	-	438,243	-	-	438,243
Foreign Currency translation Adjustment	-	-	-	(70,541)	-	(70,541)
Net Loss for the period	-	-	-	-	(7,418,334)	(7,418,334)
Balance, June 30, 2011	499,911,400	$4,999	$12,269,318	$(30,392)	$(28,067,690)	$(15,823,765)

Balance, July 1, 2011	499,911,400	$4,999	$12,269,318	$(30,392)	$(28,067,690)	$(15,823,765)
Imputed interest on interest free advances from related party	-	-	111,903	-	-	111,903
Foreign Currency translation Adjustment	-	-	-	3,827	-	3,827
Net Loss for the period	-	-	-	-	(142,440)	(142,440)
Balance, September 30, 2011	499,911,400	$4,999	$12,381,221	$(26,565)	$(28,210,130)	$(15,850,475)

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Cash Flows
For the three months ended September 30, 2011 and 2010
(Stated in US Dollars)

	Three months ended
	September 30,
	2011	2010
Cash Flow from Operating Activities:
Net (Loss)	$(142,440)	$(4,341,673)

Changes in assets and liabilities:
Decrease/(Increase) Accounts receivable	-	7,000
Increase /(Decrease) Accounts Payable and accrued liabilities	19,034	(452,079)
Cash Sourced/(Used) in Operating Activities	(123,406)	(4,786,752)

Cash Flows from Investing Activities:
Disposal of subsidiaries	-	1,998,464
Cash Used/(Sourced) in Investing Activities	-	1,998,464

Cash Flows from Financing Activities:
Adjustment/(Repayment) of Loan to Highgate	-	18,600
Loans from shareholders	7,676	2,660,462
Additional Paid-in Capital	111,903	109,226
Cash Sourced/(Used) in Financing Activities	119,579	2,788,288
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(3,827)	(255,810)

Effect of Currency Translation	3,827	-

Cash & Cash Equivalents at Beginning of Period	-	255,810

Cash & Cash Equivalents at End of Period	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

As of September 30, 2011, the Company does not have any direct or indirect interest in any investments that would require consolidating financial statements.

2.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2011, the Company had no working capital but current liabilities exceeding current assets by $14,799,376 and an accumulated deficit of $ 28,210,130 because the Company continued to incur losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

Expenditure for maintenance and repairs is expensed as incurred.  The gain or loss on the disposal of property, plant, and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of income.

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

Shipping and handling fees billed to customers are included in sales.  Costs related to shipping and handling are part of selling, general, and administrative expenses in the statements of operations.  EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the period ended September 30, 2011, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying statements of income.

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

The Company expenses advertising costs as incurred in accordance with the ASC No. 35, “Advertising Costs”.  For the period ended September 30, 2011, advertising expenses amount to zero.

(L.)	Comprehensive Income

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

Based on the net income/(loss) for the period ended September 30, 2011, the Company shall not be subject to income tax.

(N.)	Loss Per Share

The Company calculates loss per share in accordance with ASC 260, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 and 499,911,400 of common stock at September 30, 2011 and June 30, 2011, respectively, are anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

(O.)	Foreign Currencies Translation

The functional and reporting currency of the Company is the United States dollars (“U.S. dollars”).  The accompanying financial statements have been expressed in U.S. dollars.

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

Exchange Rates	September 30, 2011	June 30, 2011	September 30, 2010
Period/year end RMB : US$ exchange rate	6.3885	6.4630	6.7011
Average period/year RMB : US$ exchange rate	6.6194	6.4593	6.7726

(P.)	Fair Value of Financial Instruments

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

▪
The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives is included in interest expense in the accompanying statements of income.

(S.)	Going Concern Uncertainties

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

(T.)	Recently Issued Accounting Standard

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20.  Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting is not expected to have a material impact on the Company’s financial position or results of the operations.

In June 2011, the FASB issued an Accounting Standard Update (“ASU” No. 2011-05, “Comprehensive Income (Topic 220).  Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This new accounting is not expected to have a material impact on the Company’s financial position or results of the operations.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2011 and June 30, 2011 consists of the following:

	September 30, 2011	June 30, 2011
Accrued Liabilities	$1,082,210	$1,063,176

5.	LOANS PAYABLE/CONVERTIBLE DEBENTURE

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

Loans Payable outstanding as of September 30, 2011 amount to $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term, respectively.

Loans Payable outstanding as of June 30, 2011 amount to $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term, respectively.

6.	LOANS FROM SHAREHOLDERS

The total outstanding amount of $12,229,322 represents cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured and not repayable within the next twelve months.  For the three-month periods ended September 30, 2011 and 2010, there was $111,903 and $109,226 imputed interest, at 6.00% per annum, recorded.

7.	COMMON STOCK AND WARRANTS

A.	Common Stock

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

(2)	Share purchase warrant issued from convertible debenture

On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants.  One share purchase warrant is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010.  As of September 30, 2011, zero shares of common stock were converted by the convertible debenture holders.

(3)	Share warrant issued for service

On May 1, 2006, the Company issued 100,000 warrants at $1.47 per share to Mr. Peter Shandro, the VP Business Strategy of the Company, in association with the planning and execution of the on-line ecommerce initiative of the Company.  Compensation expense of $94,775 was recorded with the issuance of these warrants.

8.	STATUTORY RESERVES

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

9.	CONCENTRATION OF RISK

(A)          Major Customers and Vendors

100% of the Company’s revenues were derived from customers located in the PRC, and there are no customers and vendors who account for 10% or more of revenues and purchases.  The Company’s assets are all located in the PRC.

(B)          Credit Risk

There are no concentrations of credit risk because the Company, while in operation, entered into large number of cash sale transactions without deploying financial instruments, which may potentially drive to significant concentrations.

(C)          Economic and Political Risk

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

(D)          Environmental Risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential damage to employees, equipment, and local environment.

(E)           Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

10.	LOSS ON DISPOSAL OF SUBSIDIARIES

The Company disposed its subsidiaries; namely, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd. during the third quarter of 2010 and resulted in a loss of $4,118,173, which is reflected in the Income Statement.

11.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

	For the three months ended
Basic and diluted net loss per share calculation:	September 30, 2011	September 30, 2010

(a). Numerator:
Net loss used in computing basic net loss per share	$142,400	$4,341,673

(b). Denominator:
Weighted-average ordinary shares outstanding	499,911,400	499,911,400

Basic and diluted net loss per share	$0.0003	$0.0087

For the period ended September 30, 2011 and 2010 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

12.	DISCONTINUED OPERATION

During the quarter ended September 30, 2010, the Company ceased operation of its subsidiaries; namely, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd, which were eventually disposed of before the quarter ended.  Their operation results, net of tax effect are reported in detail as follow:

Results of Operations
for the three months ended
September 30, 2010
	Beijing Joannes	Pac Poly Investment Ltd.	Total
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

Selling expenses	-	-	-
General and administrative expenses	64,086	7,000	71,086
Total operating expenses	64,086	7,000	71,086

Other income	-	-	-
Interest income	-	-	-
Other expense	-	-	-
Interest expense	-	-	-

Earnings/(Losses) before tax	(64,086)	(7,000)	(71,086)
Income tax	-	-	-
Minority interest income	-	-	-
	$(64,086)	$(7,000)	$(71,086)

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

As of May 31, 2006, we reduced our ownership interest in Xinhua C&D to 7.98%. We had originally intended to help guide Xinhua C&D through the modernization and growth of its systems and distribution strategies. Realizing the large investment in real estate, equipment, fixed assets requirements to achieve modernization and growth, as well as the shifting of reading habits to a digital format and a dynamic and growing digital youth (age 12-25) comprising over 50% of the population, our management, after very careful consideration, effective May 31, 2006, revised our business focus to instead concentrate on the growing opportunity in online content distribution, co-publishing, and digital rights management. .

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

RESULTS OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the three month period ended September 30, 2011 and 2010, which financial statements are included elsewhere in this Quarterly Report.

	For Three Month Period Ended September 30, 2011 (unaudited)	For Three Month Period Ended September 30, 2010 (unaudited)
Revenue
Net revenue	-0-	-0-
Cost of Sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Selling, general and administrative expenses	$17,687	$30,000
Operating Income (loss)	(17,687)	(30,000)

Other Income (Expenses)
Interest expense	(124,753)	(122,414)
Loss on disposal of subsidiaries	-0-	(4,118,173)
Loss Before Income Tax	(142,440)	(4,270,587)
Discontinued Operations net of tax	-0-	(71,086)
Net Loss	(142,440)	(4,341,673)
Foreign Currency Translation Adjustment	3,827	(30,390)
Comprehensive Income (Loss)	(138,613)	(4,372,063)

RESULTS OF OPERATION

For Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both three month periods ended September 30, 2011 and September 30, 2010.

Operating Expenses

Our total operating expenses were $17,687 for the three month period ended September 30, 2011 as compared to total operating expenses of $30,000 for the three month period ended September 30, 2010. The decrease in operating expenses during the three month period ended September 30, 2011 as compared to the three month period ended September 30, 2010 was due to a decrease in a variety of expenditures relating to our ongoing restructuring efforts. During the three month period ended September 30, 2011, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $17,687 (2010: $-0-); and (ii) management fees of $-0- (2010: $30,000).

Selling, general and administrative expenses primarily decreased during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 based on the incurrence of management expenses during the three month period ended September 30, 2010 relating to the reorganization of our subsidiaries and personnel following the move to relocate our office.

Interest Expense

We incurred $124,753 in interest expense during the three month period ended September 30, 2011 as compared to $122,414 incurred as interest expense during the three month period ended September 30, 2010. Interest expense of $124,753 incurred during the three month period ended September 30, 2011 consisted of $124,753 (2010: $122,414) imputed interest charged on loans from related parties.

Loss on Disposal of Subsidiaries

During the three month period ended September 30, 2010, we disposed of our subsidiaries, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd., which resulted in a loss of $4,118,173.

Our net loss during the three month period ended September 30, 2011 was ($142,440) compared to net loss during the three month period ended September 30, 2010 of ($4,431,673). During the three month period ended September 30, 2011, we recorded $3,827 as a gain in foreign currency translation adjustment compared to a loss in foreign currency translation adjustment of ($30,390) recorded during the three month period ended September 30, 2010.

Thus, our comprehensive loss during the three month period ended September 30, 2011 was ($138,613) or ($0.003) per share compared to a comprehensive loss of ($4,372,063) or ($0.0087) per share incurred during the three month period ended September 30, 2010. The substantial decrease in comprehensive loss during the three month period ended September 30, 2011 was due primarily to the loss on the disposal of our subsidiaries of $4,118,173 recorded during the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2011

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the three month period ended September 30, 2011, our current assets were $10,229 and our current liabilities were $2,580,285, resulting in a working capital deficit of $2,570,056. As at the three month period ended September 30, 2011, current assets were comprised of $10,229 in net accounts receivables. As at the three month period ended September 30, 2011, our current liabilities were comprised of: (i) $1,082,210 in accounts payable and accrued liabilities; and (ii) $1,498,075 in current portion of loans payable. See “ – Material Commitments.”

As at the three month period ended September 30, 2011, our total assets were $11,189 comprised entirely of current assets. The decrease in total assets during the six month period ended December 31, 2010 from fiscal year ended June 30, 2010 was primarily due to the decrease in valuation of long term assets, including property, plant and equipment and a decrease in current assets, including cash and cash equivalents and other receivables and prepayments.

As at the three month period ended September 30, 2011, our total liabilities were $15,860,704 comprised of: (i) $2,580,285 in current liabilities; (ii) $1,051,097 in loans payable; and (iii) $12,229,322 in loans from shareholders. The slight increase in total liabilities during the three month period ended September 30, 2011 from fiscal year ended June 30, 2011 was primarily due to the increase in current liabilities, including accounts payable and accrued liabilities, and in loans from shareholders.

Stockholders’ deficit increased from ($15,823,765) for June 30, 2011 to ($15,850,475) for September 30, 2011.

Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2011, net cash flow used in operating activities was ($123,406) compared to net cash used operating activities of ($4,786,752) during the three month period ended September 30, 2010. Net cash flow from operating activities during the three month period ended September 30, 2011 consisted primarily of a net loss of ($142,440) changed by a decrease of $19,034 in accounts payable and accrued liabilities.

Net cash flow from operating activities during the three month period ended September 30, 2010 consisted primarily of a net loss of ($4,341,673) changed by a decrease of $7,000 in accounts receivable and an increase of $452,079 in accounts payable and accrued liabilities.

Investing Activities

During the three month period ended September 30, 2011, net cash flow used in investing activities was $-0- compared to net cash flow from investing activities of $1,998,464 for the three month period ended September 30, 2010. The net cash flow from investing activities of $1,998,464 during the three month period ended September 30, 2010 consisted of $1,998,464 in disposal of subsidiaries.

Financing Activities

During the three month period ended September 30, 2011, net cash flow sourced from financing activities was $119,579 compared to net cash flow sourced from financing activities of $2,788,288 for the three month period ended September 30, 2010. Net cash flow sourced from financing activities during the three month period ended September 30, 2011 pertained primarily to: (i) $7,676 received as loan from shareholders; and (ii) $111,903 in additional paid-in capital. Net cash flow sourced from net cash flow during the three month period ended September 30, 2010 pertained primarily to: (i) $2,660,462 in loan from shareholders; (ii) $109,226 in additional paid in capital; and (iii) $18,600 in adjustment of loan to Highgate on debt conversion.

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

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During the period ended March 31, 2010 and fiscal year ended June 30, 2009, Cornell and Highgate converted an aggregate of 9,600,000 and 266,655,667 shares, respectively, against the outstanding amount at a total conversion price of $11,436 and $144,532, respectively. As at September 30, 2011, loans payable outstanding was $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term portion, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2010/11, a material commitment for us relates to the loans from shareholders. The outstanding amount of $12,229,322 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For the three month period ended September 30, 2011 and 2010, there was $111,903 and $109,226 imputed interest, respectively, in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of September 30, 2011, our internal control over financial reporting is effective.

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

ITEM 4.  MINE SAFETY REGULATIONS

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

XINHUA CHINA LTD.

Dated: November 30, 2012	By:	/s/ XIANPING WANG
Xianping Wang, President/Chief
Executive Officer

Dated: November 30, 2012	By:	/s/ XIANPING WANG
Xianping Wang, Acting as Interim Chief
Financial Officer