Form 10-Q
period 2011-12-31
XINHUA CHINA LTD
filed 2012-12-12
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the three month period ended December 31, 2011

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☒ No    ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes    ☐ No    ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 1, 2012
Common Stock $0.00001 par value	499,911,400

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

DECEMBER 31, 2011 AND JUNE 30, 2011

(Stated in US Dollars)

Xinhua China Ltd.

To the Board of Directors and
Stockholders of Xinhua China Ltd.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim balance sheets of Xinhua China Ltd. (“the Company”) as of December 31, 2011 and June 30, 2011, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the three-month and six-month periods ended December 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Xinhua China Ltd.
Unaudited Balance Sheets
As of December 31, 2011 and June 30, 2011
(Stated in US Dollars)

			(Audited)
		December 31,	June 30,
	Notes	2011	2011
ASSETS
Current Assets
Accounts Receivable, net	3E	$10,229	$10,229
Total Current Assets		10,229	10,229

Total Assets		$10,229	$10,229

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	4	$1,103,393	$1,063,176
Current portion of Loans Payable	5	1,498,075	1,498,075
Total Current Liabilities		2,601,468	2,561,251

Long-term Liabilities
Loans Payable	5	1,051,097	1,051,097
Loans from Shareholders		12,229,322	12,221,646
Total Long-term Liabilities		13,280,419	13,272,743

Total Liabilities		$15,881,887	$15,833,994

Stockholders' Equity

Common Stock $0.00001 Par Value 500,000,000 Shares Authorized; 499,911,400 and 499,911,400 shares issued and outstanding at December 31, 2011 and June 30, 2011, accordingly.	8	$4,999	$4,999
Additional Paid-In Capital		12,493,577	12,269,318
Accumulated Other Comprehensive Income		(26,565)	(30,392)
Accumulated Deficits		(28,343,669)	(28,067,690)
Total Stockholders' (Deficit)/Equity		(15,871,658)	(15,823,765)

Total Liabilities & Stockholders' Equity		$10,229	$10,229

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Income and Comprehensive Income
For the three-month and six-month periods ended December 31, 2011 and 2010
(Stated in US Dollars)

		Three-month period ended		Six-month period ended
		December 31,		December 31,
	Note	2011	2010	2011	2010
Revenue

Revenue, net	3H	-	-	-	-
Cost of Sales, net	3I	-	-	-	-
Gross Profit		-	-	-	-

Operating Expenses

Selling, General, and Administrative Expenses		8,332	164,385	26,019	194,385
Total Opearting Expense		8,332	164,385	26,019	194,385

Operating Income/(Loss)		(8,332)	(164,385)	(26,019)	(194,385)

Other Income (Expenses)
Interest Expense		(125,207)	(123,180)	(249,960)	(245,594)
Loss on disposal of subsidiaries	11	-	-	-	(4,118,173)
Loss before Income Tax		(133,539)	(287,565)	(275,979)	(4,558,152)

Income Tax	3M	-	-	-	-

Discontinued Operations, net of tax	13	-	-	-	(71,086)

Net Loss		$(133,539)	$(287,565)	$(275,979)	$(4,629,238)

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustmnet		-	-	3,827	(30,390)
Comprehensive income (loss)		(133,539)	(287,565)	(272,152)	(4,659,628)

Basic & Diluted (Loss) Per Share	3N,12	$(0.0003)	$(0.0006)	$(0.0006)	$(0.0093)

Weighted Average Shares Outstanding		499,911,400	499,911,400	499,911,400	499,911,400

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Stockholders’ Equity
For the six-month periods ended December 31, 2011 and year ended June 30, 2011
(Stated in US Dollars)

			Additional	Accumulated
			Paid	Other
	Number of	Common	In	Comprehensive	Accumulated
	Shares	Stock	Capital	Income(Loss)	Deficits	Total

Balance, July 1, 2010	499,911,400	$4,999	$11,831,075	$40,149	$(24,299,563)	$(12,423,340)
Adjustment to retained earnings from disposal of subsidiaries	-	-	-	-	3,650,207	3,650,207
Imputed interest on interest free advances from related party	-	-	438,243	-	-	438,243
Foreign Currency translation Adjustment	-	-	-	(70,541)	-	(70,541)
Net Loss for the period	-	-	-	-	(7,418,334)	(7,418,334)
Balance, June 30, 2011	499,911,400	$4,999	$12,269,318	$(30,392)	$(28,067,690)	$(15,823,765)

Balance, July 1, 2011	499,911,400	$4,999	$12,269,318	$(30,392)	$(28,067,690)	$(15,823,765)
Imputed interest on interest free advances from related party	-	-	224,259	-	-	224,259
Foreign Currency translation Adjustment	-	-	-	3,827		3,827
Net Loss for the period	-	-	-	-	(275,979)	(275,979)
Balance, December 31, 2011	499,911,400	$4,999	$12,493,577	$(26,565)	$(28,343,669)	$(15,871,658)

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Cash Flows
For the three-month and six-month periods ended December 31, 2011 and 2010
(Stated in US Dollars)

	Three-month period ended		Six-month period ended
	December 31,		December 31,
	2011	2010	2011	2010
Cash Flow from Operating Activities:
Net (Loss)	$(133,539)	$(287,565)	$(275,979)	$(4,629,238)

Changes in assets and liabilities:
Decrease/(Increase) in Accounts receivable	-	11,811	-	18,811
Increase /(Decrease) in Accounts Payable and accrued liabilities	21,183	17,850	40,217	(434,228)
Cash Sourced/(Used) in Operating Activities	(112,356)	(257,904)	(235,762)	(5,044,655)

Cash Flows from Investing Activities:
Disposal of subsidiaries	-	-	-	1,998,464
Cash Used/(Sourced) in Investing Activities	-	-	-	1,998,464

Cash Flows from Financing Activities:
Adjustment/(Repayment) of Loan to Highgate	-	-	-	18,600
Loans from shareholders	-	147,574	7,676	2,808,035
Additional Paid-in Capital	112,356	110,330	224,259	219,556
Cash Sourced/(Used) in Financing Activities	112,356	257,904	231,935	3,046,191
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	-	-	(3,827)	-

Effect of Currency Translation	-	-	3,827	-

Cash & Cash Equivalents at Beginning of Period	-	-	-	-

Cash & Cash Equivalents at End of Period	$-	$-	$-	$-

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

As of December 31, 2011, the Company does not have any direct or indirect interest in any investments that would require consolidating financial statements.

2.
GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2011, the Company had no working capital but current liabilities exceeding current assets by $14,820,559 and an accumulated deficit of $28,343,669 because the Company continued to incur losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

Shipping and handling fees billed to customers are included in sales.  Costs related to shipping and handling are part of selling, general, and administrative expenses in the  statements of operations.  EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the period ended December 30, 2011, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying statements of income.

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

(K.)
Advertising Expenses

The Company expenses advertising costs as incurred in accordance with the ASC No. 35, “Advertising Costs”.  For the period ended December 31, 2011, advertising expenses amount to zero.

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

Based on the net income/(loss) for the period ended December 31, 2011, the Company shall not be subject to income tax.

(N.)
Loss Per Share

The Company calculates loss per share in accordance with ASC 260, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 and 499,911,400 of common stock at December 31, 2011 and June 30, 2011, respectively, are anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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

Exchange Rates	December 31, 2011	June 30, 2011	December 31, 2010
Period/year end RMB : US$ exchange rate	6.3523	6.4630	6.6627
Average period/year RMB : US$ exchange rate	6.3789	6.4593	6.6632

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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2011 and June 30, 2011 consists of the following:

	December 31, 2011	June 30, 2011
Accrued Liabilities	$1,103,393	$1,063,176

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

Loans Payable outstanding as of December 31, 2011 amount $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term, respectively.

Loans Payable outstanding as of June 30, 2011 amount to $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term, respectively.

6.
LOANS FROM SHAREHOLDERS

The total outstanding amount of $12,229,322 represents cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured and not repayable within the next twelve months.  For the six-month periods ended December 31, 2011 and 2010, there was $224,259 and $219,556 imputed interest, at 6.00% per annum, recorded.

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

(2)
Share purchase warrant issued from convertible debenture

On December 13, 2005, the Company issued to the holder of the convertible debenture 1,035,000 warrants.  One share purchase warrant is exercisable for one common share at $0.00001 per share, until expiration on November 22, 2010.  As of December 31, 2011, zero shares of common stock were converted by the convertible debenture holders.

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

The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

	For the three-month periods ended		For the six-month periods ended
Basic and diluted net loss per share calculation:	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

(a). Numerator:
Net loss used in computing basic net (loss) per share	$(133,359)	$(287,565)	$(275,979)	$(4,629,238)

(b). Denominator:
Weighted-average ordinary shares outstanding	499,911,400	499,911,400	499,911,400	499,911,400

Basic and diluted net loss per share	$(0.0003)	$(0.0006)	$(0.0006)	$(0.0093)

For the period ended December 31, 2011 and 2010 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

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

RESULTS OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the six month period ended December 31, 2011 and 2010, which financial statements are included elsewhere in this Quarterly Report.

	For Six Month Period Ended December 31, 2011 (unaudited)	For Six Month Period Ended December 31, 2010 (unaudited)
Revenue
Net revenue	-0-	-0-
Cost of Sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Selling, general and administrative expenses	$26,019	$194,385
Operating Income (loss)	(26,019)	(104,385)

Other Income (Expenses)
Interest expense	(249,960)	(245,594)
Loss on disposal of subsidiaries	-0-	(4,118,173)
Loss Before Income Tax	(275,979)	(4,558,152)
Discontinued Operations net of tax	-0-	(71,086)
Net Loss	(275,979)	(4,629,238)
Foreign Currency Translation Adjustment	3,827	(30,390)
Comprehensive Income (Loss)	(272,152)	(4,659,628)

included elsewhere in this Quarterly Report.

RESULTS OF OPERATION

For Six Month Period Ended December 31, 2011 Compared to Six Month Period Ended December 31, 2010.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both six month periods ended December 31, 2011 and December 31, 2010.

Operating Expenses

Our total operating expenses were $26,019 for the six month period ended December 31, 2011 as compared to total operating expenses of $194,385 for the six month period ended December 31, 2010. The decrease in operating expenses during the six month period ended December 31, 2011 as compared to the six month period ended December 31, 2010 was due to a decrease in a variety of expenditures relating to our ongoing restructuring efforts. During the six month period ended December 31, 2011, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $26,019 (2010: $14,000); (ii) office expenses of $-0- (2010: $6,340); (iii) salaries and benefits of $-0- (2010: $51,631; (iv) management fees of $-0- (2010: $60,000); (v) vehicle expense of $-0- (2010: $12,609; and (vi) $other expenses of $-0- (2010: $49,804).

Selling, general and administrative expenses primarily decreased during the six month period ended December 31, 2011 compared to the six month period ended December 31, 2010 based on the incurrence of salaries and benefits of $51,631 and management expenses of $60,000 and other expenses of $49,804 during the six month period ended December 31, 2010 relating to the reorganization of our subsidiaries and personnel following the move to relocate our office.

Interest Expense

We incurred $249,960 in interest expense during the six month period ended December 31, 2011 as compared to $245,594 incurred as interest expense during the six month period ended December 31, 2010. Interest expense of $249,960 incurred during the six month period ended December 31, 2011 consisted of $249,960 (2010: $245,594) imputed interest charged on loans from related parties.

Loss on Disposal of Subsidiaries

During the six month period ended December 31, 2010, we disposed of our subsidiaries, Beijing Joannes Information Technology Co., Ltd. and Pac-Poly Investment Ltd., which resulted in a loss of $4,118,173.

Our net loss during the six month period ended December 31, 2011 was ($275,979) compared to net loss during the six month period ended December 31, 2010 of ($4,431,673). During the six month period ended December 31, 2011, we recorded $3,827 as a gain in foreign currency translation adjustment compared to a loss in foreign currency translation adjustment of ($30,390) recorded during the six month period ended December 31, 2010.

Thus, our comprehensive loss during the six month period ended December 31, 2011 was ($272,152) or ($0.0006) per share compared to a comprehensive loss of ($4,659,628) or ($0.0093) per share incurred during the six month period ended December 31, 2010. The substantial decrease in comprehensive loss during the six month period ended December 31, 2011 was due primarily to the loss on the disposal of our subsidiaries of $4,118,173 recorded during the six month period ended December 31, 2010.

For Three Month Period Ended December 31, 2011 Compared to Three Month Period Ended December 31, 2010.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both three month periods ended December 31, 2011 and December 31, 2010.

Operating Expenses

Our total operating expenses were $8,332 for the three month period ended December 31, 2011 as compared to total operating expenses of $164,385 for the three month period ended December 31, 2010. The decrease in operating expenses during the three month period ended December 31, 2011 as compared to the three month period ended December 31, 2010 was due to a decrease in a variety of expenditures relating to our ongoing restructuring efforts. During the three month period ended December 31, 2011, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $8,332 (2010: $14,000); (ii) office expenses of $-0- (2010: $6,340); (iii) salaries and benefits of $-0- (2010: $51,631); (iv) management fees of $-0- (2010: $30,000); (v) vehicle expense of $-0- (2010: $12,609); and (vi) other expenses of $-0- (2010: $49,805).

Selling, general and administrative expenses primarily decreased during the three month period ended December 31, 2011 compared to the three month period ended December 31, 2010 based on the incurrence of salaries and benefits of $51,631 and management expenses of $30,000 and other expenses of $49,805 during the three month period ended December 31, 2010 relating to the reorganization of our subsidiaries and personnel following the move to relocate our office.

Interest Expense

We incurred $125,207 in interest expense during the three month period ended December 31, 2011 as compared to $123,180 incurred as interest expense during the three month period ended December 31, 2010. Interest expense of $125,207 incurred during the three month period ended December 31, 2011 consisted of $125,207 (2010: $123,180) imputed interest charged on loans from related parties.

Our net loss during the three month period ended December 31, 2011 was ($133,539) compared to net loss during the three month period ended December 31, 2010 of ($287,565). During the three month period ended December 31, 2011 and 2010, we did not record any foreign currency translation adjustment.

Thus, our comprehensive loss during the three month period ended December 31, 2011 was ($133,539) or ($0.0003) per share compared to a comprehensive loss of ($287,565) or ($0.0006) per share incurred during the three month period ended December 31, 2010. The decrease in comprehensive loss during the three month period ended December 31, 2011 was due primarily to the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2011

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the six month period ended December 31, 2011, our current assets were $10,229 and our current liabilities were $2,601,468, resulting in a working capital deficit of $2,591,239. As at the six month period ended December 31, 2011, current assets were comprised of $10,229 in net accounts receivables. As at the six month period ended December 31, 2011, our current liabilities were comprised of: (i) $1,103,393 in accounts payable and accrued liabilities; and (ii) $1,498,075 in current portion of loans payable. See “ – Material Commitments.”

As at the six month period ended December 31, 2011, our total assets were $10,229 comprised entirely of current assets.

As at the six month period ended December 31, 2011, our total liabilities were $15,881,887 comprised of: (i) $2,601,468 in current liabilities; (ii) $1,051,097 in loans payable; and (iii) $12,229,322 in loans from shareholders. The slight increase in total liabilities during the six month period ended December 31, 2011 from fiscal year ended June 30, 2011 was primarily due to the increase in current liabilities, including accounts payable and accrued liabilities, and loans from shareholders.

Stockholders’ deficit increased from ($15,823,765) for June 30, 2011 to ($15,871,658) for December 31, 2011.

Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2011, net cash flow used in operating activities was ($235,762) compared to net cash used operating activities of ($5,044,655) during the six month period ended December 31, 2010. Net cash flow from operating activities during the six month period ended December 31, 2011 consisted primarily of a net loss of ($275,979) changed by a decrease of $40,217 in accounts payable and accrued liabilities.

Net cash flow from operating activities during the six month period ended December 31, 2010 consisted primarily of a net loss of ($4,629,238) changed by a decrease of $18,811 in accounts receivable and an increase of $434,228 in accounts payable and accrued liabilities.

Investing Activities

During the six month period ended December 31, 2011, net cash flow used in investing activities was $-0- compared to net cash flow used in investing activities of $1,998,464 for the six month period ended December 31, 2010. The net cash flow used in investing activities of $1,998,464 during the six month period ended December 31, 2010 consisted of $1,998,464 in disposal of subsidiaries.

Financing Activities

During the six month period ended December 31, 2011, net cash flow sourced from financing activities was $231,935 compared to net cash flow sourced from financing activities of $3,046,191 for the six month period ended December 31, 2010. Net cash flow sourced from financing activities during the six month period ended December 31, 2010 pertained primarily to: (i) $2,808,035 received as loan from shareholders; (ii) $18,600 in adjustment of loan to Highgate; and (iii) $219,556 in additional paid-in capital.

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

As of June 30, 2007, we paid $250,000 for the payment due March 10, 2007 and issued 100,000 shares and 125,000 shares of our common stock on March 1, 2007 and April 18, 2007, respectively, pursuant to exercise rights. During the period ended March 31, 2010 and fiscal year ended June 30, 2009, Cornell and Highgate converted an aggregate of 9,600,000 and 266,655,667 shares, respectively, against the outstanding amount at a total conversion price of $11,436 and $144,532, respectively. As at December 31, 2011, loans payable outstanding was $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term portion, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2010/11, a material commitment for us relates to the loans from shareholders. The outstanding amount of $12,229,322 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For the six month periods ended December 31, 2011 and 2010, there was $224,259 and $219,556 imputed interest, respectively, in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six month period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

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

XINHUA CHINA LTD.

Dated: December 4, 2012	By:	/s/ XIANPING WANG
Xianping Wang, President/Chief Executive Officer

Dated: December 4, 2012	By:	/s/ XIANPING WANG
Xianping Wang, Acting as Interim Chief Financial Officer