Form 10-K
period 2012-06-30
XINHUA CHINA LTD
filed 2012-12-12
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: December 31, 2011 $-0-.

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

Class Outstanding as of December 10, 2012 Common Stock, $0.00001 499,911,400 shares

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

On September 30, 2010, we sold our investment in Beijing Joannes and Pac-Poly referenced above, which resulted in the record of a loss of $6,393,912. Therefore, as of the date of this Annual Report, Beijing Joannes is no longer our wholly-owned subsidiary.

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

CURRENT BUSINESS OPERATIONS

Our Board of Directors has made the decision to terminate business operations in the digital media industry. As of June 30, 2012, we had no working capital but current liabilities exceeding current assets by $2,664,994 and an accumulated deficit of $28,641,040 due to the fact that we continued to incur losses over the past several years. Management took several certain actions to implement changes designed to improve our financial results and operating cash flows. The actions involved certain cost-saving initiatives and growing strategies, including: (a) reduction in headcount and corporate overhead expenses; and (b) development of e-commerce business. However, as of current date, management believes that these actions will not enable us to improve future profitability and cash flow and thus has made the decision to discontinue business operations. Therefore, management of the Company has terminated all business operations involving the digital media industry.

In the future, management intends to identify prospective individuals and/or companies with which to acquire or enter into a joint venture relationships regarding their respective business operations in order to enter new business industries. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the date of this Annual Report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

WE HAVE INCURRED LOSSES AND SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. We have incurred a net loss of ($573,350) for fiscal year ended June 30, 2012. We had a working capital deficit of $2,664,994 and shareholders’ deficit of ($15,945,413) as of June 30, 2012. These factors raise substantial doubt about our ability to continue as a going concern.  The auditors’ report in our financial statements as at June 30, 2012 and June 30, 2011 includes an explanatory paragraph that states that we have generated net losses and have a shareholders’ deficit factors which raise substantial doubt about our ability to continue as a going concern. We have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Further, we will not receive positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) operating costs may be more than we currently anticipate; or (ii) we encounter greater costs associated with general and administrative expenses or offering costs.

WE WILL NEED TO RESTRUCTURE OUR BUSINESS TO REALIZE ANY PROFITABILITY AND CASH FLOW.

Based upon the termination of current business operations and the unknown future business prospects, we will experience significant fluctuations in our operating results and rate of growth.  Due to our limited operating history and our evolving future business model, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of identification of future candidates involving new business operations and consummation of contractual relations. Our current expenses and investments are to a large extent fixed, and we may not be able to adjust our spending quickly enough if our future prospects fall short of our expectations. Any potential revenue growth may not be sustainable and our company-wide percentage growth rate will decrease in the future.

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

WE MAY NOT BE ABLE TO ENTER NEW MARKETS, WHICH MAY IMPAIR OUR ABILITY TO GROW.

Our ability to enter into new markets is dependent upon the success of our President/Chief Executive Officer to identify potential new business endeavors. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues. Moreover, we may not hold a stockholder vote to approve any potential initial business combination unless the business combination would require stockholder approval under applicable state law or if we decide to hold a stockholder vote for business or other reasons. Except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

WE HAVE SUBSTANTIAL DEBT OBLIGATIONS, INCLUDING CERTAIN DEBT OBLIGATIONS SECURED BY ALL OF OUR ASSETS. IF WE ARE UNABLE TO REPAY SUCH OBLIGATIONS, OUR BUSINESS WILL LIKELY FAIL.

Our current liabilities were $2,675,223 as of June 30, 2012 of which approximately $1,498,075 is due within the next year unless extended. Such substantial debt obligations could affect our status as a going concern and also represent a concentration of risk which could pose a serious concern. Our ability to repay debt will be dependent on cash flow from the business and our ability to raise new funds in the form of loans, debt or equity in the next year. We have $13,280,419 in long term debt of which $1,051,097 was due on or before November 23, 2010 and $2,000,000 was due on or before March 23, 2011 in connection with recent convertible debenture financings with Highgate House Funds, Ltd. and Cornell Capital Partners, LP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Material Commitments.”

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

CHINESE FUNDS REMITTANCE POLICIES MAY NOT ALLOW US TO MAXIMIZE OUR PROFITABILITY.

Pursuant to Chinese company law applicable to foreign investment companies, such as our Chinese subsidiaries, as well as our minor interest in Xinhua C&D, are required to maintain dedicated reserves, which include a general reserve and an enterprise expansion reserve.  The dedicated reserves are to be appropriated from net income after taxes, determined under the relevant Chinese accounting regulations at a rate determined by the board of directors of the respective subsidiaries, and recorded as a component of shareholders’ equity.  The dedicated reserves are not distributable other than upon liquidation.  As our Chinese subsidiaries and Xinhua C&D have recorded losses for the fiscal years ended June 30, 2011 and 2010, no appropriation to the dedicated reserves was made. Moreover, pursuant to the same Chinese company law, our Chinese subsidiaries are required to transfer at the discretion of their boards of directors, a certain amount of its annual net income after taxes as determined under the relevant Chinese accounting regulations to a staff welfare and bonus fund.  Since our Chinese subsidiaries and Xinhua C&D have recorded losses for the fiscal years ended June 30, 2011 and 2010, no transfer to the staff welfare and bonus fund was made.

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

WE HAVE ONLY ONE OFFICER WHO IS A DIRECTOR, WHICH COULD PRESENT POTENTIAL CONFLICTS OF INTEREST.

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

Quarter Ended	High Bid	Low Bid
June 30, 2012	0	0
March 31, 2012	0	0
December 31, 2011	0	0
September 30, 2011	0	0
June 30, 2011	0	0
March 31, 2011	0	0
December 31, 2010	0	0
September 30, 2010	0	0

As of June 30, 2012, we had 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 1,000 beneficial owners of our common stock.

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

The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of June 30, 2012:

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended June 30, 2012, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Forbearance and Settlement Agreement

During fiscal year ended June 30, 2012, we did not issue any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended June 30, 2012 and 2011, which financial statements are included elsewhere in this Annual Report.

	For Fiscal Year Ended June 30, 2012 (audited)	For Fiscal Year Ended June 30, 2011 (audited)
Revenue
Net Revenue	$-0-	$-0-
Net cost of sales	-0-	-0-
Gross Profit	-0-	-0-
Operating Expenses
Selling, general and administrative	74,352	564,589
Operating loss	(74,352)	(564,589)
Other Income (Expenses)
Interest expense	(498,998)	(489,564)
Loss on Disposal of Subsidiaries	-0-	(6,363,912)
Loss Before Minority Interest and Income Tax	(573,350)	(7,418,334)
Net Loss	(573,350)	(7,418,334)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	3,827	(70,541)
Comprehensive Income (Loss)	(569,523)	(7,347,793)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

For Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011.

Revenues and Gross Margin

During fiscal year ended June 30, 2012, we had net revenue of $-0- as compared to net revenue of $-0- during fiscal year ended June 30, 2011.

Operating Expenses

Our total operating expenses were $74,352 for fiscal year ended June 30, 2012 as compared to total operating expenses of $564,589 for fiscal year ended June 30, 2011 (a decrease of $490,237). During fiscal year ended June 30, 2012, our selling, general and administrative expenses consisted of: (i) legal and professional fees of $ 74,352.53 (2011: $32,791); (ii) office expenses of $ 0 (2011: $12,109); (iii) salaries and benefits of $0 (2011: $186,680); (iv) management fees of $ 0  (2011: $112,836); (v) vehicle expense of $ 0 (2011: $33,623); and (vii) other expenses of $0 (2010: $186,820). The decrease in operating expenses during fiscal year ended June 30, 2012 as compared June 30, 2011 was due to the decrease in scope and scale of business operations, involving the divesture of our subsidiaries, and the termination of our business operations.

Selling, general and administrative expenses primarily decreased  because the company’s office expenses, salaries, management fees, vehicle expenses and other expenses decreased to zero. These expenses decreased because after we moved office location, we sold our subsidiaries and decreased personnel.

Interest Expense

We incurred $498,998 in interest expense during fiscal year ended June 30, 2012 as compared to  $489,564 incurred as interest expense during fiscal year ended June 30, 2011. Interest expense of $498,998 incurred during fiscal year ended June 30, 2012 consisted of: (i) $ 446,688 (2011: $438,243) in imputed interest charged on loans from shareholders; and (ii) $ 52,309 (2011: $51,321) imputed interest charged on loans from related parties.

Loss on Disposal of Subsidiaries

During fiscal year ended June 30, 2011, we sold our long-term investment in Beijing Joannes and Pac-Poly, which resulted in realization of a loss of $6,363,912. During fiscal year ended June 30, 2010, we sold our long-term investment in Xinhua C&D and Beijing Boheng Investments, which resulted in realization of a loss of $2,800,000.

Our net loss during fiscal year ended June 30, 2012 was ($573,350) compared to a net loss of ($7,418,334) for fiscal year ended June 30, 2011. Net loss during fiscal year ended June 30, 2012 decreased from net loss during fiscal year ended June 30, 2011 primarily relating to the loss on sale of subsidiaries of $6,853,475 during fiscal year ended June 30, 2011.

During fiscal year ended June 30, 2012, we recorded a foreign currency translation adjustment of $3,827 compared to a foreign current translation loss of ($70,541) during fiscal year ended June 30, 2011.

Thus, our comprehensive loss during fiscal year ended June 30, 2012 was ($569,523) or ($0.0011 per share) compared to a net loss of ($7,347,793) or ($0.0148 per share).  The weighted average number of shares outstanding was 499,911,400 at June 30, 2012 compared to 499,930,841 at June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2012

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended June 30, 2012, our current assets were $10,229 and our current liabilities were $2,675,223, resulting in a working capital deficit of $2,664,994. As at fiscal year ended June 30, 2012, current assets were comprised of $10,229 in net accounts receivable. As at fiscal year ended June 30, 2011, our current assets were $10,229 comprised of net accounts receivable.

As at fiscal year ended June 30, 2012, our total assets were $10,229 comprised entirely of current assets.  As at fiscal year ended June 30, 2010, our total assets were $10,229 comprised entirely of current assets.

As at fiscal year ended June 30, 2012, our current liabilities were $2,675,223. As at fiscal year ended June 30, 2011, our current liabilities were $2,561,251. As at fiscal year ended June 30, 2012, current liabilities were comprised of: (i) $1,177,148 (2010: $1,063,176) in accounts payable and accrued liabilities; and (ii) $1,498,075 (2011: $1,498,075) in current portion of loans payable.

As at fiscal year ended June 30, 2012, our total liabilities were $15,955,642. As at fiscal year ended June 30, 2011, our total liabilities were $15,833,994. As at fiscal year ended June 30, 2012, total liabilities were comprised of: (i) $2,675,223 (2011: $2,561,251) in current liabilities; (ii) $1,051,097 (2011: $1,051,097) in loans payable; and (iii) $12,229,322 (2011: $12,221,646) in loans from shareholders. The slight increase in total liabilities during fiscal year ended June 30, 2012 from fiscal year ended June 30, 2011 was primarily due to the increase in loans from shareholders.

Stockholders’ deficit increased from ($15,823,765) for June 30, 2011 to ($15,945,413) for June 30, 2012.

Operating Activities

We have not generated positive cash flows from operating activities. During fiscal year ended June 30, 2012, net cash flow used in operating activities was ($11,503) compared to net cash flow used in operating activities of ($2,717,520) during fiscal year ended June 30, 2011. Net cash flow used in operating activities during fiscal year ended June 30, 2012 consisted primarily of a net loss of ($573,350) adjusted by $447,875 in imputed interest expense. Changes in assets and liabilities consisted of an increase of $113,972 in accounts payable and accrued liabilities.

Net cash flows used in operating activities during fiscal year ended June 30, 2011 consisted primarily of a net loss of ($7,418,334) adjusted by $3,650,207 to retained earnings from deconsolidation and $607,137 in imputed interest expense. Changes in assets and liabilities consisted of a decrease of $12,771 in accounts receivable and an increase of $430,699 in accounts payable and accrued liabilities.

Investing Activities

During fiscal year ended June 30, 2012, net cash flow used in investing activities was $-0-. Net cash flow used in investing activities during fiscal year ended June 30, 2011 was $399,805 consisting of changes in assets and liabilities from disposal of our subsidiaries: (i) $52,125 in decrease in accounts receivable; (ii) $241,352 in decrease in other receivables and prepayments; (iii) $204,062 in decrease in plant and equipment; (iv) $78,242 in decrease in intangible assets; (v) $107,251 in decrease in accounts payable and accrued liabilities; and (vi) $68,725 in decrease in loans from shareholders.

Financing Activities

During fiscal year ended June 30, 2012, net cash flow sourced from financing activities was $7,676 compared to net cash flow sourced from financing activities of $2,132,444 for fiscal year ended June 30, 2011. Net cash flow from financing activities during fiscal year ended June 30, 2012 consisted of $7,676 in loans from shareholders. Net cash flow from financing activities during fiscal year ended June 30, 2011 consisted of $2,132,444 in loans from shareholders.

PLAN OF OPERATION

Existing working capital, further advances and possible debt instruments, warrant exercises, further private placements, monetization of existing assets, and anticipated cash flow are not expected to be adequate to fund our operations over the next two months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders. In connection with our business plan, management will delay additional increases in operating expenses and capital expenditures. We intend to utilize our best efforts to settle current finance accounts payables and liabilities with further issuances of securities, debt and or advances, monetization of existing assets, and revenues from operations. We will need to raise additional capital and increase revenues to meet both short term and long-term operating requirements.

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including divesture of our subsidiaries and reductions in headcounts. Furthermore, the restructure of debt pertaining to Cornell and Highgate has been advantageous to our over financial outlook. Ultimately, we have released the burden on cash flow for further contribution and intend to put our resources in identifying potential candidates for merger or acquisition.

The report of the independent registered public accounting firm that accompanies our June 30, 2012 and June 30, 2011 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

Loans Payable/Convertible Debenture

During 2011/12, a material commitment for us relates to the Forbearance and Settlement Agreement with Cornell and Highgate. On December 29, 2006, we completed the debt restructuring with Cornell and Highgate under the Forbearance and Settlement Agreement. Pursuant to the Forbearance and Settlement Agreement, we agreed to make certain payments to Cornell and Highgate with respect to the Securities Purchase Agreement previously entered into by us with Cornell and Highgate dated November 23, 2005 and amended on March 23, 2006, and the two convertible debentures in the amounts of $1,250,000 to Highgate dated November 23, 2005 and $2,000,000 to Cornell dated March 23, 2006 (collectively, the “Convertible Debentures”) in accordance with the terms and conditions set forth in the Forbearance and  Settlement Agreement.

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

During fiscal year ended June 30, 2012, Cornell and Highgate did not convert any of the outstanding amount. Therefore, as at June 30, 2012, $2,549,172 was due and owing of which $1,498,075 and $1,051,097 were attributed to current portion and long-term portion of liabilities on the balance sheet, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2012/13, a material commitment for us relates to the loans from shareholders. The outstanding amount of $12,229,322 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal years ended June 30, 2012 and June 30, 2011, we calculated imputed interest expense of $447,875 and $438,243, respectively, in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders’ loan at a total conversion price of $12,500. During fiscal year ended June 30, 2012 and 2010, none of the shareholders converted any debt due and owing into shares of common stock.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 and December 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Xinhua China Ltd.

Audited Financial Statements

June 30, 2012 and 2011

(Stated in US Dollars)

Xinhua China Ltd.

To Board of Directors and Stockholders
Xinhua China Ltd.

Report of Registered Independent Public Accounting Firm

We have audited the accompanying balance sheets of Xinhua China Ltd. (“the Company”) as of June 30, 2012 and 2011, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Xinhua China Ltd.
Balance Sheets
As of June 30, 2012 and 2011
(Stated in US Dollars)

		(Audited)	(Audited)
		June 30,	June 30,
	Notes	2012	2011
ASSETS

Current Assets
Accounts Receivable, net	3E	$10,229	$10,229
Total Current Assets		10,229	10,229

Total Assets		$10,229	$10,229

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	4	$1,177,148	$1,063,176
Current portion of Loans Payable	5	1,498,075	1,498,075
Total Current Liabilities		2,675,223	2,561,251

Long-term Liabilities
Loans Payable	5	1,051,097	1,051,097
Loans from Shareholders		12,229,322	12,221,646
Total Long-term Liabilities		13,280,419	13,272,743

Total Liabilities		$15,955,642	$15,833,994

Stockholders' Equity
Common Stock $0.00001 Par Value 500,000,000 Shares Authorized; 499,911,400 and 499,911,400 shares issued and outstanding at June 30, 2012 and June 30, 2011, accordingly.	8	$4,999	$4,999
Additional Paid-In Capital		12,717,193	12,269,318
Accumulated Other Comprehensive Income		(26,565)	(30,392)
Retained Earnings		(28,641,040)	(28,067,690)
Total Stockholders' (Deficit)/Equity		(15,945,413)	(15,823,765)

Total Liabilities & Stockholders' Equity		$10,229	$10,229

See Accompanying Notes to the Financial Statements

Xinhua China Ltd.
Statements of Income and Comprehensive Income
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

	Notes	2012	2011

Revenue

Revenue, net	3H	$-	$-
Cost of Sales, net	3I	-	-
Gross Profit		-	-

Operating Expenses

Selling, General, and Administrative Expenses		74,352	564,859
Total Operating Expense		74,352	564,589

Operating Income/(Loss)		(74,352)	(564,589)

Other Income (Expenses)
Interest Expense		(498,998)	(489,564)
Loss on Disposal of Subsidiaries	11	-	(6,363,912)
Loss before Income Tax		(573,350)	(7,418,334)

Income Tax	3M	-	-

Discontinued Operations, net of tax	13	-	-

Net Loss		$(573,350)	$(7,418,334)

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment		3,827	(70,541)
Comprehensive Income (Loss)		(569,523)	(7,347,793)

Basic & Diluted Loss Per Share	3N,12	$(0.0011)	$(0.0148)

Weighted Average Shares Outstanding		499,911,400	499,911,400

See Accompanying Notes to the Financial Statements

Xinhua China Ltd.
Statements of Stockholders’ Equity
As of June 30, 2012 and 2011
(Stated in US Dollars)

			Additional	Accumulated
			Paid	Other
	Number of	Common	In	Comprehensive	Accumulated
	Shares	Stock	Capital	Income(Loss)	Deficits	Total

Balance, July 1, 2010	499,911,400	$4,999	$11,831,075	$40,149	$(24,299,563)	$(12,423,340)
Adjustment to retained earnings from disposal of subsidiaries	-	-	-	-	3,650,207	3,650,207
Imputed interest on interest free advances from related party	-	-	438,243	-	-	438,243
Foreign Currency translation Adjustment	-	-	-	(70,541)	-	(70,541)
Net Loss for the period	-	-	-	-	(7,418,334)	(7,418,334)
Balance, June 30, 2011	499,911,400	$4,999	$12,269,318	$(30,392)	$(28,067,690)	$(15,823,765)

Balance, July 1, 2011	499,911,400	$4,999	$12,269,318	$(30,392)	$(28,067,690)	$(15,823,765)
Imputed interest on interest free advances from related party	-	-	$447,875	-	-	447,875
Foreign Currency translation Adjustment	-	-	-	3,827	-	3,827
Net Loss for the period	-	-	-	-	(573,350)	(573,350)
Balance, June 30, 2012	499,911,400	$4,999	$12,717,193	$(26,565)	$(28,641,040)	$(15,945,413)

See Accompanying Notes to the Financial Statements

Xinhua China Ltd.
Statements of Cash Flows
For the year ended June 30, 2012 and 2011
(Stated in US Dollars)

	2012	2011
Cash Flow from Operating Activities:
Net (Loss)	$(573,350)	$(7,418,334)
Adjustments to reconcile net earnings(loss) to net cash used in operating activities
Adjustments to retained earnings from deconsolidation		3,650,207
Imputed interest expense	447,875	607,137
Changes in assets and liabilities:
Decrease/(Increase) in Accounts receivable	-	12,771
Increase/(Decrease) in Accounts Payable and accrued liabilities	113,972	430,699
Cash Sourced/(Used) in Operating Activities	(11,503)	(2,717,520)

Cash Flows from Investing Activities:
Changes in assets and liabilities from disposal of subsidiaries:
Decrease/(Increase) in Accounts Receivable	-	52,125
Decrease/(Increase) in Other Receivables and Prepayments	-	241,352
Decrease/(Increase) in Plant and Equipment	-	204,062
Increase/(Decrease) in Intangible Assets	-	78,242
Increase/(Decrease) in Accounts Payable and Accrued Liabilities	-	(107,251)
Increase/(Decrease) in Loans from Shareholders	-	68,725
Cash Used/(Sourced) in Investing Activities	-	399,805

Cash Flows from Financing Activities:
Loans from shareholders	7,676	2,132,444
Additional Paid-in Capital	-	-
Cash Sourced/(Used) in Financing Activities	7,676	2,132,444

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(3,827)	(185,271)

Effect of Currency Translation	3,827	(70,539)

Cash & Cash Equivalents at Beginning of Period	-	255,810

Cash & Cash Equivalents at End of Period	$-	$-

Cash paid for interest expenses	$-	$-

See Accompanying Notes to the Financial Statements

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
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

As of June 30, 2012, the Company does not have any direct or indirect interest in any investments that would require consolidating financial statements.

2.
GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2012, the Company had no working capital but current liabilities exceeding current assets by $14,894,314 and an accumulated deficit of $ 28,641,040 due to the fact that the Company continued to incur losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2013.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
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
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

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

G.
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

Shipping and handling fees billed to customers are included in sales.  Costs related to shipping and handling are part of selling, general, and administrative expenses in the statements of income.  EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the year ended June 30, 2012, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying statements of income.

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

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

K.	Advertising Expenses The Company expenses advertising costs as incurred in accordance with the ASC No. 35, “Advertising Costs”. For the period ended June 30, 2012, advertising expenses amount to zero.

L.
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

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of:

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
345	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the net loss for the year ended June 30, 2012, the Company shall not be subject to income tax.

N.
Loss Per Share

The Company calculates loss per share in accordance with ASC 260, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 of common stock at June 30, 2012 and June 30, 2011, respectively, are anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

Exchange Rates	6/30/2012	6/30/2011
Year end RMB : US$ exchange rate	6.2990	6.4630
Average yearly RMB : US$ exchange rate	6.3403	6.4593

P.
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

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

R.
Convertible Debenture Issued with Stock Purchase Warrants

The Company accounts for the issurance of and modifications to the convertible debt issued with stock purchase warrants in accordance with ASC 470, Accounting for Convertible Debt.

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

S.
Going Concern Uncertainties

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

T.
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

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2012 and 2011 consists of the following:

	2012	2011

Accrued Liabilities	$1,177,148	$1,063,176

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
For the years ended June 30, 2012 and 2011
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

Loans Payable outstanding as of June 30, 2012 amount to $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term, respectively.

Loans Payable outstanding as of June 30, 2011 amount to $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term, respectively.

6.
LOANS FROM SHAREHOLDERS

The total outstanding amount of $12,229,322 represents cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured and not repayable within the next twelve months.  For the years ended June 30, 2012 and 2011, there was $447,875 and $438,243 imputed interest, at 6.00% per annum, recorded.

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

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

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

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

(C).
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

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

(D).
Environmental Risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential damage to employees, equipment, and local environment.

(E).
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

The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

Basic and diluted net loss per share calculation:	2012	2011

(a). Numerator:
Net loss used in computing basic net loss per share	$(573,350)		$(7,418,334)

(b). Denominator:
Weighted average ordinary shares outstanding	499,911,400		499,911,400

Basic and diluted net loss per share	$(0.0011)	$	(0.0148)

Xinhua China Ltd.
Notes to Financial Statements
For the years ended June 30, 2012 and 2011
(Stated in US Dollars)

For the year ended June 30, 2012 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

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

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the  effectiveness  of the design and operation of our  disclosure controls and procedures as of June 30, 2012. Based on that  evaluation,  our Chief Executive Officer/Chief  Financial  Officer  concluded  that our  disclosure  controls and procedures were effective as of such date to ensure that information required to be disclosed  in the reports  that we file or submit under the Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal  control over  financial  reporting  during the year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Xianping Wang (1)	2012	-0-	0	0	0	0	0	0
President, CEO and	2011	-0-	0	0	0	0	0	0
Director	2010	120,000	0	0	0	0	0	0
_________________
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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JUNE 30, 2011

The following table sets forth information as at June 30, 2012 relating to options that have been granted to the Named Executive Officers during fiscal year ended June 30, 2012:

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

The following table sets forth information relating to compensation paid to our directors during fiscal year ended June 30, 2012:

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
_________________
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

It is  possible,  however,  that debts owed to Mr. Wang, our President/Chief Executive Officer and sole director, could be  demanded  and cause us  serious  harm if we are unable to pay and must settle in some  manner.  The aggregate amount owed to Mr. Wang up to June 30, 2011 is $5,945,061 (not including his salary of $120,000 in 2010, 2009 and 2008 which remains accrued and unpaid). The shareholders loan is interest free, but the loan accrues interest at the rate of 6% annually and has been recorded as additional paid in capital. Adjustments, conversions or other action could be taken as to his debt, including the recent conversion of $12,500.00 into 125,000,000 shares of common stock by the Assignee. Moreover, Mr. Wang was to receive $10,000 per month starting Feb.  2005.  However, this amount has been accrued and is due and owing to Mr. Wang.  Therefore, for fiscal years ended June 30, 2012 and June 30, 2011, we have outstanding obligations of $120,000 owing to Mr. Wang.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements for fiscal year ended June 30, 2012 and review of our financial statements for quarters ended September 30, 2011, December 31, 2011 and March 31, 2012 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $50,000 to Wong & Co.

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

XINHUA CHINA LTD.

Dated: December 10, 2012	By:	/s/ XIANPING WANG
Xianping Wang,
President/Chief Executive Officer

Dated: December 10, 2012	By:	/s/ XIANPING WANG
Xianping Wang,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Xianping Wang	President, Chief Executive Officer, Chief Financial Officer and a Director	December 10, 2012
Xianping Wang