Form 10-Q
period 2012-09-30
XINHUA CHINA LTD
filed 2012-12-12
CIK 1104904

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of December 10, 2012
Common Stock $0.00001 par value	499,911,400

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

SEPTEMBER 30, 2012 AND JUNE 30, 2012

(Stated in US Dollars)

Xinhua China Ltd.

To the Board of Directors and
Stockholders of Xinhua China Ltd.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim balance sheets of Xinhua China Ltd. (“the Company”) as of September 30, 2012 and June 30, 2012, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the three-month period ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
November 8, 2012	Certified Public Accountants

Xinhua China Ltd.
Unaudited Balance Sheets
As of September 30, 2012 and June 30, 2012
(Stated in US Dollars)

			(Audited)
	Notes	September 30, 2012	June 30, 2012
ASSETS

Current Assets
Accounts Receivable, net	3E	$10,229	$10,229
Total Current Assets		10,229	10,229

Total Assets		$10,229	$10,229

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
Accounts Payable and Accrued Liabilities	4	$1,195,748	$1,177,148
Current portion of Loans Payable	5	1,498,075	1,498,075
Total Current Liabilities		2,693,823	2,675,223

Long-term Liabilities
Loans Payable	5	1,051,097	1,051,097
Loans from Shareholders		12,229,322	12,229,322
Total Long-term Liabilities		13,280,419	13,280,419

Total Liabilities		$15,974,242	$15,955,642

Stockholders' Equity

Common Stock $0.00001 Par Value 500,000,000 Shares Authorized; 499,911,400 and 499,911,400 shares issued and outstanding at September 30, 2012 and June 30, 2012, accordingly.	8	$4,999	$4,999
Additional Paid-In Capital		12,830,4567	12,717,193
Accumulated Other Comprehensive Income		(26,565)	(26,565)
Accumulated Deficits		(28,772,904)	(28,641,040)
Total Stockholders' (Deficit)/Equity		(15,964,013)	(15,945,413)

Total Liabilities & Stockholders' Equity		$10,229	$10,229

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statement of Income and Comprehensive Income
For the three months ended September 30, 2012 and 2011
(Stated in US Dollars)

		Three months ended
	Note	September 30,
Revenue		2012	2011

Revenue, net	3H	-	-
Cost of Sales, net	3I	-	-
Gross Profit		-	-

Operating Expenses

Selling, General, and Administrative Expenses		5,750	17,687
Total Operating Expense		5,750	17,687

Operating Income/(Loss)		(5,750)	(17,687)

Other Income (Expenses)
Interest Expense		(126,114)	(124,753)
Loss on disposal of subsidiaries	11	-	-
Loss before Income Tax		(131,864)	(142,440)

Income Tax	3M	-	-

Discontinued Operations, net of tax	13	-	-

Net Loss		$(131,864)	$(142,440)

Other Comprehensive Income (Loss) :
Foreign Currency Translation Adjustment		-	3,827
Comprehensive Income (Loss)		(131,864)	(138,613)

Basic & Diluted Loss Per Share	3N,12	$(0.0003)	$(0.0003)

Weighted Average Shares Outstanding		499,911,400	499,911,400

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Stockholders’ Equity
For the three months ended September 30, 2012 and year ended June 30, 2012
(Stated in US Dollars)

			Additional	Accumulated
			Paid	Other
	Number of	Common	In	Comprehensive	Accumulated
	Shares	Stock	Capital	Income(Loss)	Deficits	Total

Balance, July 1, 2011	499,911,400	$4,999	$12,269,318	$(30,392)	$(28,067,690)	$(15,823,765)
Imputed interest on interest free advances from related party	-	-	$447,875	-	-	447,875
Foreign Currency translation Adjustment	-	-	-	3,827	-	3,827
Net Loss for the period	-	-	-	-	(573,350)	(573,350)
Balance, June 30, 2012	499,911,400	$4,999	$12,717,193	$(26,565)	$(28,641,040)	$(15,945,413)

Balance, July 1, 2012	499,911,400	$4,999	$12,717,193	$(26,565)	$(28,641,040)	$(15,945,413)
Imputed interest on interest free advances from related party	-	-	$113,264	-	-	113,264
Foreign Currency translation Adjustment	-	-	-	-	-	-
Net Loss for the period	-	-	-	-	(131,864)	(131,864)
Balance, September 30, 2012	499,911,400	$4,999	$12,830,457	$(26,565)	$(28,772,904)	$(15,964,013)

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Unaudited Statements of Cash Flows
For the three months ended September 30, 2012 and 2011
(Stated in US Dollars)

	Three months ended
	September 30,
	2012	2011
Cash Flow from Operating Activities:
Net (Loss)	$(131,864)	$(142,440)

Changes in assets and liabilities:
Decrease/(Increase) Accounts receivable	-	-
Increase /(Decrease) Accounts Payable and accrued liabilities	18,600	19,034
Cash Sourced/(Used) in Operating Activities	(113,264)	(123,406)

Cash Flows from Investing Activities:
Disposal of subsidiaries	-	-
Cash Used/(Sourced) in Investing Activities	-	-

Cash Flows from Financing Activities:
Adjustment/(Repayment) of Loan to Highgate	-	-
Loans from shareholders	-	7,676
Additional Paid-in Capital	113,264	111,903
Cash Sourced/(Used) in Financing Activities	113,264	119,579
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	-	(3,827)

Effect of Currency Translation	-	3,827

Cash & Cash Equivalents at Beginning of Period	-	-

Cash & Cash Equivalents at End of Period	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
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

As of September 30, 2012, the Company does not have any direct or indirect interest in any investments that would require consolidating financial statements.

2.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplatesthe realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2012, the Company had no working capital but current liabilities exceeding current assets by $2,683,594 and an accumulated deficit of $ 28,772,905 because the Company continued to incur losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) development of e-commerce business.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
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

Shipping and handling fees billed to customers are included in sales.  Costs related to shipping and handling are part of selling, general, and administrative expenses in the statements of operations.  EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs” allows for the presentation of shipping and handling expenses in line items other than cost of sales. For the period ended September 30, 2012, there were no shipping and handling costs included in selling, general and administrative expenses in the accompanying statements of income.

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
(Stated in US Dollars)

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

(K.)
Advertising Expenses

The Company expenses advertising costs as incurred in accordance with the ASC No. 35, “Advertising Costs”.  For the period ended September 30, 2012, advertising expenses amount to zero.

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
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

Based on the net income/(loss) for the period ended September 30, 2012, the Company shall not be subject to income tax.

(N.)
Loss Per Share

The Company calculates loss per share in accordance with ASC 260, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The effect of outstanding stock options, stock purchase warrants and convertible debenture, which could result in the issuance of 499,911,400 and 499,911,400 of common stock at September 30, 2012 and June 30, 2012, respectively, are anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options, stock purchase warrants, or conversion of convertible debenture and has been presented jointly with basic loss per share.

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
(Stated in US Dollars)

Exchange Rates	September 30, 2012	June 30, 2012	September 30, 2011
Period/year end RMB : US$ exchange rate	6.3190	6.3089	6.3911
Average period/year RMB : US$ exchange rate	6.3190	6.4705	6.3971

(P.)
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

As of September 30, 2012 and June 30, 2012, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
(Stated in US Dollars)

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

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in SFAS 133 as follows:

▪
The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value).  The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in loss on adjustment of the derivative and warrant liability to fair value

▪
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of September 30, 2006.

▪
The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives is included in interest expense in the accompanying statements of income.

(S)
Going Concern Uncertainties

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

(T)
Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
(Stated in US Dollars)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES Accounts payable and accrued liabilities as of September 30, 2012 and June 30, 2012 consists of the following:

	September 30, 2012	June 30, 2012
Accrued Liabilities	$1,195,748	$1,177,148

5.	LOANS PAYABLE/CONVERTIBLE DEBENTURE

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
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

Loans Payable outstanding as of September 30, 2012 amount to $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term, respectively.

Loans Payable outstanding as of June 30, 2012 amount to $2,549,172 of which $1,498,075 and $1,051,097 were attributed to current portion and long-term, respectively.

6.	LOANS FROM SHAREHOLDERS

The total outstanding amount of $12,229,322 represents cash advanced from shareholders of the Company.

These shareholders’ loans are unsecured and not repayable within the next twelve months.  For the three-month periods ended September 30, 2012 and 2011, there was $126,114 and $124,753 imputed interest, at 6.00% per annum, recorded.

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
(Stated in US Dollars)

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

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
(Stated in US Dollars)

11.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

	For the three months ended
Basic and diluted net loss per share calculation:	September 30, 2012	September 30, 2011

(a). Numerator:
Net loss used in computing basic net loss per share	$131,864	$142,440

(b). Denominator:
Weighted-average ordinary shares outstanding	499,911,400	499,911,400

Basic and diluted net loss per share	$0.0003	$0.0003

For the period ended September 30, 2012 and 2011 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

Xinhua China Ltd.
Notes to Unaudited Financial Statements
For the three-month period ended September 30, 2012 and year ended June 30, 2012
(Stated in US Dollars)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Xinhua China Ltd. was incorporated September 14, 1999 under the laws of the State of Nevada as Camden Mines Limited (“Camden”). Since its formation and up to September 4, 2004, Camden was considered an inactive development stage enterprise. On October 12, 2004, Camden changed its name from “Camden Mines Limited” to its current corporate name “Xinhua China Ltd.”  The change in corporate name reflected our anticipation of acquiring an interest in the Chinese book distribution giant” Xinhua Circulation & Distribution (“Xinhua C&D”). Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “our,” “us,” or the “Company” refer to Xinhua China Ltd.

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

On September 30, 2010, we sold our investment in Pac-Poly and Beijing Joannes Information Technology Co. Ltd. referenced below, which resulted in the recording of a loss of $6,363,912. Therefore, as of the date of this Quarterly Report, Pac-Poly is no longer our wholly-owned subsidiary.

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

RESULTS OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the three month period ended September 30, 2012 and 2011, which financial statements are included elsewhere in this Quarterly Report.

	For Three Month Period Ended September 30, 2012 (unaudited)	For Three Month Period Ended September 30, 2011 (unaudited)
Revenue
Net revenue	-0-	-0-
Cost of Sales	-0-	-0-
Gross Profit	-0-	-0-

Operating Expenses
Selling, general and administrative expenses	$5,750	$17,687
Operating Income (loss)	(5,750)	(17,687)

Other Income (Expenses)
Interest expense	(126,114)	(124,753)
Loss on disposal of subsidiaries	-0-	-0-
Loss Before Income Tax	(126,114)	(124,753)
Discontinued Operations net of tax	-0-	-0-
Net Loss	(131,864)	(142,440)
Foreign Currency Translation Adjustment	-0-	3,827
Comprehensive Income (Loss)	(131,864)	(142,440)

RESULTS OF OPERATION

For Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011.

Revenues and Gross Margin and Cost of Sales

We had net sales of $-0- for both three month periods ended September 30, 2012 and September 30, 2011.

Operating Expenses

Our total operating expenses were $5,750 for the three month period ended September 30, 2012 as compared to total operating expenses of $17,687 for the three month period ended September 30, 201`. The decrease in operating expenses during the three month period ended September 30, 2012 as compared to the three month period ended September 30, 2011 was due to a decrease in a variety of expenditures relating to the discontinuation of operations. During the three month period ended September 30, 2012, our selling, general and administrative expenses consisted of legal and professional fees of $5,750 (2011: $17,687). Selling, general and administrative expenses primarily decreased during the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011 based on the higher incurrence of management expenses during the three month period ended September 30, 2011 relating to the reorganization of our subsidiaries and personnel following the move to relocate our office.

Interest Expense

We incurred $126,114 in interest expense during the three month period ended September 30, 2012 as compared to $124,753 incurred as interest expense during the three month period ended September 30, 2011. Interest expense of $126,114 incurred during the three month period ended September 30, 2012 consisted of $126,114 (2010: $124,753) imputed interest charged on loans from related parties.

Our net loss during the three month period ended September 30, 2012 was ($131,864) compared to net loss during the three month period ended September 30, 2011 of ($142,440). During the three month period ended September 30, 2012, we recorded $-0- as a gain in foreign currency translation adjustment compared to a gain in foreign currency translation adjustment of $3,827 recorded during the three month period ended September 30, 2011.

Thus, our comprehensive loss during the three month period ended September 30, 2012 was ($131.864) or ($0.0003) per share compared to a comprehensive loss of ($138,613) or ($0.0003) per share incurred during the three month period ended September 30, 2011. The decrease in comprehensive loss during the three month period ended September 30, 2012 was due primarily to the decrease in foreign current translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2012

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the three month period ended September 30, 2012, our current assets were $10,229 and our current liabilities were $2,693,829, resulting in a working capital deficit of $2,683,594. As at the three month period ended September 30, 2012, current assets were comprised of $10,229 in net accounts receivables. As at the three month period ended September 30, 2012, our current liabilities were comprised of: (i) $1,195,748 in accounts payable and accrued liabilities; and (ii) $1,498,075 in current portion of loans payable. See “ – Material Commitments.”

As at the three month period ended September 30, 2012, our total assets were $10,229 comprised entirely of current assets. Total assets remained unchanged from fiscal year ended June 30, 2012.

As at the three month period ended September 30, 2012, our total liabilities were $15,974,242 comprised of: (i) $2,683,594 in current liabilities; (ii) $1,051,097 in loans payable; and (iii) $12,229,322 in loans from shareholders. The slight increase in total liabilities during the three month period ended September 30, 2012 from fiscal year ended June 30, 2012 was primarily due to the increase in current liabilities, including accounts payable and accrued liabilities.

Stockholders’ deficit increased from ($15,945,413) for June 30, 2012 to ($15,964,013) for September 30, 2012.

Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2012, net cash flow used in operating activities was ($113,264) compared to net cash used operating activities of ($123,406) during the three month period ended September 30, 2011. Net cash flow from operating activities during the three month period ended September 30, 2012 consisted primarily of a net loss of ($131,864) changed by a decrease of $18,600 in accounts payable and accrued liabilities.

Net cash flow from operating activities during the three month period ended September 30, 2011 consisted primarily of a net loss of ($142,440) changed by a decrease of $19,054 in acounts payable and accrued liabilities.

Investing Activities

During the three month periods ended September 30, 2012 and September 30, 2011, net cash flow used in investing activities was $-0-.

Financing Activities

During the three month period ended September 30, 2012, net cash flow sourced from financing activities was $113,264 compared to net cash flow sourced from financing activities of $119,579 for the three month period ended September 30, 2011. Net cash flow sourced from financing activities during the three month period ended September 30, 2012 pertained primarily to $113,264 in additional paid-in capital. Net cash flow sourced from net cash flow during the three month period ended September 30, 2011 pertained primarily to: (i) $7,676 in loan from shareholders; and (ii) $111,903 in additional paid in capital.

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

During the three month period ended September 30, 2012, Cornell and Highgate did not convert any of the outstanding amount. Therefore, as at September 30, 2012, $2,549,172 was due and owing of which $1,498,075 and $1,051,097 were attributed to current portion and long-term portion of liabilities on the balance sheet, respectively.

LOANS FROM SHAREHOLDERS

During fiscal year 2012/13, a material commitment for us relates to the loans from shareholders. The outstanding amount of $12,229,322 represents cash advanced to us from our shareholders. These shareholder loans are unsecured, interest-free and not repayable within the next twelve months. For fiscal years ended September 30, 2012 and September 30, 2011, we calculated imputed interest expense of $126,114 and $124,753, respectively, in relation to interest-free shareholders loans at its effective interest rate and accounted for it in the consolidated financial statements. During fiscal year ended June 30, 2009, the shareholders converted an aggregate of 125,000,000 shares against the shareholders’ loan at a total conversion price of $12,500. During fiscal year ended June 30, 2012 and 2010, none of the shareholders converted any debt due and owing into shares of common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our  disclosure controls and procedures as of September 30, 2012. Based on that  evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure  controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports  that we file or submit under the Exchange Act, is recorded, processed,  summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal  control over  financial  reporting  during the three month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of September 30, 2012, our internal control over financial reporting is effective.

This Quarterly Rport does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Quarterly Report.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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
.